Form 10-Q
period 2002-09-30
VON HOFFMANN HOLDINGS INC; VON HOFFMANN CORP
filed 2002-11-12
CIK 1175820, 1175474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___________ to ___________

                             Commission file number  ____________

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
           (Exact name of registrants as specified in their charters)

                    DELAWARE                            22-1661746
                    DELAWARE                            43-0633003
     -------------------------------------    ----------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification number)


  1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                  63126
-------------------------------------------    ---------------------------------
  1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                 63126
 (Address of principal executive offices)               (Zip Code)


                                      (314) 966-0909
                                      (314) 966-0909
                  ----------------------------------------------------------
                    Registrants' telephone number, including area code


          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                  Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at November 11, 2002: 71,594,444

          * Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.


                            VON HOFFMAN  HOLDINGS INC.
                            VON HOFFMANN CORPORATION

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                                                                             Page
PART I.       FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements of Von Hoffmann Holdings Inc. and Subsidiaries:
              Consolidated Balance Sheets as of December 31, 2001, September 30, 2001 and September 30, 2002..................3
              Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2002...........5
              Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002.....................7
              Notes to Consolidated Unaudited Financial Statements............................................................9
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........................15
Item 3.       Quantitative and Qualitative Disclosure about Market Risk......................................................23
Item 4.       Controls and Procedures........................................................................................23

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings..............................................................................................24
Item 2.       Changes in Securities..........................................................................................24
Item 3.       Defaults Upon Senior Securities................................................................................24
Item 4.       Submission of Matters to a Vote of Security Holders............................................................24
Item 5.       Other Information..............................................................................................24
Item 6.       Exhibits and Reports on Form 8-K...............................................................................24

SIGNATURES ..................................................................................................................25




                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                      December 31, 2001    September 30, 2001    September 30, 2002
                                                                                               (Unaudited)          (Unaudited)
                                                                    ----------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $18,319,923            $5,123,729           $7,110,150
   Trade accounts receivable, less allowance for doubtful
      accounts of $563,957 at December 31, 2001, $498,466 at
      September 30, 2001 and $475,085 at September 30, 2002                   46,750,791            51,821,193           51,694,107
   Inventories                                                                23,261,846            29,181,657           30,939,510
   Income taxes refundable                                                     2,456,573               316,583            1,451,211
   Prepaid expenses                                                              595,951               898,813            1,169,231
                                                                    ----------------------------------------------------------------
 Total current assets                                                          91,385,084            87,341,975           92,364,209

Deferred debt issuance cost, net of accumulated amortization of $7,441,351 at December 31, 2001, $6,944,580
   at September 30, 2001, and $2,747,540 at September 30, 2002                 5,467,105             5,963,876           11,606,556

Property, plant, and equipment:
   Buildings and improvements                                                 46,467,711            46,437,003           47,027,635
   Machinery and equipment                                                   221,004,588           219,754,769          224,195,016
   Transportation equipment                                                    2,815,781             2,882,809              841,599
   Furniture and fixtures                                                      9,853,461             9,737,848           10,773,401
                                                                    ----------------------------------------------------------------
                                                                              280,141,541           278,812,429          282,837,651
   Allowance for depreciation and amortization                              (138,471,747)         (129,254,202)        (156,696,912)
                                                                    ----------------------------------------------------------------
                                                                              141,669,794           149,558,227          126,140,739
   Installation in process                                                     1,912,618             6,020,411            1,677,345
   Land                                                                        4,894,397             4,894,397            4,894,397
                                                                    ----------------------------------------------------------------
                                                                             148,476,809           160,473,035          132,712,481

Goodwill, net of accumulated amortization of $38,805,103 at
   December 31, 2001, $36,537,339 at September 30, 2001 and
   $38,805,103 at September 30, 2002
                                                                             183,200,984           185,468,748          189,854,558

Covenant not to compete, net of accumulated amortization of
    $781,819 at December 31, 2001, $727,273 at September 30, 2001,
    and $945,555 at September 30, 2002
                                                                                 218,181               272,727               54,546
                                                                    ----------------------------------------------------------------
                                                                            $428,748,163          $439,520,361         $426,592,350
                                                                    ================================================================
See notes to consolidated unaudited financial statements.




                                                                            December 31          September 30        September 30,
                                                                              2001                  2002                 2002
                                                                                                  (Unaudited)         (Unaudited)
                                                                    ----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $10,360,658            $8,139,713          $15,346,181
   Other accrued expenses                                                      4,088,933            10,055,720           11,884,266
   Salaries and wages                                                          9,257,062            10,507,389            8,859,326
   Taxes, other than income taxes                                                681,215             1,556,458            1,602,100
   Current portion of long-term debt                                          29,235,592            33,235,592                    -
   Deferred income taxes                                                       1,161,582               665,752            1,161,582
                                                                    ----------------------------------------------------------------
Total current liabilities                                                     54,785,042            64,160,624           38,853,455

Long-term liabilities and reserves:
   Deferred income taxes                                                       9,656,093             8,231,483            9,308,133
   Senior secured credit agreement - revolving loan                           23,000,000            12,000,000            4,000,000
   Senior secured credit agreement - term loans                              189,319,331           191,378,229                    -
   Senior notes                                                                        -                     -          215,000,000
   Senior subordinated notes                                                 100,000,000           100,000,000          100,000,000
   Subordinated exchange debentures                                           43,016,132            41,450,106           34,411,425
                                                                    ----------------------------------------------------------------
                                                                             364,991,556           353,059,818          362,719,558


Stockholders' equity (deficit):
   Common stock; $0.01 par value per share; 150,000,000 shares authorized;
      51,594,444 shares issued at December 31, 2001 and September 30, 2001 and
      71,594,444 shares issued at September 30, 2002
                                                                                 515,944               515,944              715,944
   Additional paid-in capital                                                 59,980,698            59,980,698           86,434,272
   Accumulated deficit                                                       (49,943,911)          (36,649,287)         (53,219,471)
   Treasury stock; at cost, 60,000 shares at December 31,
      2001 and September 30, 2001 and 8,290,000 shares at
      September 30, 2002                                                         (90,000)              (90,000)          (8,320,000)
   Notes receivable from the sale of stock and accrued interest
                                                                              (1,491,166)           (1,457,436)            (591,408)
                                                                    ----------------------------------------------------------------
Total stockholders' equity                                                     8,971,565            22,299,919           25,019,337
                                                                    ----------------------------------------------------------------

                                                                            $ 428,748,163          $439,520,361        $426,592,350
                                                                    ================================================================

See notes to consolidated unaudited financial statements.




                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  2001                    2002
                                                             -------------------------------------------
Net sales                                                      $107,451,937           $108,054,283
Cost of products and services                                    91,607,002             91,743,442
                                                             -------------------------------------------
Gross profit                                                     15,844,935             16,310,841

Operating expenses:
   Selling and administrative expenses                            7,590,442              5,864,034
   Noncompete and special consulting expenses                       403,565                518,469
   Restructuring charges                                            802,915                      -
                                                             -------------------------------------------
                                                                  8,796,922              6,382,503
                                                             -------------------------------------------
Income from operations                                            7,048,013              9,928,338

Interest income                                                      73,223                 66,417
Loss on disposal of depreciable assets                              (97,038)              (423,525)
Gain on debt extinguishment                                               -              3,404,466
Interest expense - subsidiary                                     7,513,092              9,043,234
Interest expense - subordinated exchange debentures               1,516,924                981,562
                                                             -------------------------------------------
                                                                  9,053,831              6,977,438
                                                             -------------------------------------------
Income (loss) before income taxes                                (2,005,818)             2,950,900

Income tax provision (benefit)                                     (220,956)             2,701,454
                                                             -------------------------------------------
Net income (loss)                                               $(1,784,862)              $249,446
                                                             ===========================================
Net income (loss) per common share:
   Basic                                                            $(0.03)                      -
                                                             ===========================================
   Diluted                                                          $(0.03)                      -
                                                             ===========================================
Average number of shares outstanding:
   Basic                                                         51,534,444             63,750,488
                                                             ===========================================
    Diluted                                                      51,534,444             68,700,488
                                                             ===========================================

See notes to consolidated unaudited financial statements.




                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    2001                    2002
                                                              --------------------------------------------
Net sales                                                       $ 334,193,177          $ 302,745,750
Cost of products and services                                     281,174,108            257,194,450
                                                              --------------------------------------------
Gross profit                                                       53,019,069             45,551,300

Operating expenses:
   Selling and administrative expenses                             24,821,098             20,028,719
   Noncompete and special consulting expenses                         622,568              2,231,441
   Restructuring charges                                            1,252,915                      -
                                                              --------------------------------------------
                                                                   26,696,581             22,260,160
                                                              --------------------------------------------
Income from operations                                             26,322,488             23,291,140

Interest income                                                       199,286                430,298
Gain (loss) on disposal of depreciable assets                        (254,221)             2,587,903
Gain on debt extinguishment, net                                            -                279,818
Interest expense - subsidiary                                      25,653,572             24,893,229
Interest expense - subordinated exchange debentures                 4,416,775              4,259,968
                                                              --------------------------------------------
                                                                   30,125,282             25,855,178
                                                              --------------------------------------------
Loss before income taxes                                           (3,802,794)            (2,564,038)

Income tax provision (benefit)                                       (418,916)               711,523
                                                              --------------------------------------------
Net loss                                                        $ (3,383,878)            $(3,275,561)
                                                              ============================================
Net loss per common share:
   Basic                                                             $ (0.07)               $ (0.05)
                                                              ============================================
   Diluted                                                           $ (0.07)               $ (0.05)
                                                              ============================================

Average number of shares outstanding:
   Basic                                                           51,574,444             62,701,697
                                                              ============================================
    Diluted                                                        51,574,444             62,701,697
                                                              ============================================

See notes to consolidated unaudited financial statements.




                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2001                            2002
                                                               --------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $(3,383,878)                      $(3,275,561)
Adjustments to reconcile net loss
   to net cash provided by operating activities:
      Depreciation                                               28,276,296                       23,631,094
      Amortization of intangibles                                 6,966,924                          163,636
      Amortization of debt issuance costs                         1,490,313                        1,517,701
      Loss (gain) on sale of equipment                              254,221                       (2,587,903)
      Gain on debt extinguishment, net                                    -                         (279,818)
      Provision for deferred income taxes                        (4,757,121)                        (401,267)
      Accrued interest on subordinated exchange debentures        4,416,775                        4,259,968
      Accrued interest on notes from the sale of stock              (55,350)                         (81,489)
      Changes in operating assets and liabilities:
           Trade accounts receivable                              6,078,041                       (4,943,316)
           Inventories                                            6,935,462                       (7,677,664)
           Income taxes refundable and income taxes payable         722,027                        1,058,669
           Prepaid expenses                                         145,453                         (573,280)
           Trade accounts payable                                (6,551,889)                       4,985,523
           Other accrued expenses                                 6,410,772                        7,795,334
           Salaries and wages                                     1,986,899                         (397,736)
           Taxes, other than income taxes                           717,883                          920,885
                                                               ---------------------------------------------------------
Net cash provided by operating activities                        49,652,828                       24,114,776

See notes to consolidated unaudited financial statements.




                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2001                           2002
                                                             -----------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant, and equipment                      (22,057,945)                     (10,201,555)
Proceeds from sale of equipment                                      107,932                        4,922,692
                                                             -----------------------------------------------------
Net cash used in investing activities                            (21,950,013)                      (5,278,863)

FINANCING ACTIVITIES
Payments of debt issuance costs                                      (13,563)                     (10,781,800)
Net payments - revolving loan                                    (21,000,000)                     (19,000,000)
Net payments - acquisition loan                                            -                      (21,000,000)
Payments on senior secured debt - term loans                      (7,161,179)                    (197,554,923)
Proceeds from issuance of senior notes                                     -                      215,000,000
Payments on subordinated exchange debentures                               -                       (9,460,210)
Purchase of treasury stock                                           (90,000)                      (8,230,000)
Repayment of notes on sale of stock                                        -                          981,247
Issuance of common stock                                                   -                       20,000,000
                                                             -----------------------------------------------------
Net cash used in financing activities                            (28,264,742)                     (30,045,686)
                                                             -----------------------------------------------------
Net decrease in cash and cash equivalents                           (561,927)                     (11,209,773)
Cash and cash equivalents at beginning
   of period                                                       5,685,656                       18,319,923
                                                             -----------------------------------------------------
Cash and cash equivalents at end of period                        $5,123,729                       $7,110,150
                                                             =====================================================

See notes to consolidated unaudited financial statements.


                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

           The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals and the effect on LIFO inventory valuations of estimated inflationary cost increases and year-end inventory levels) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 21, 2002 relating to the Company's 13 1/2% Subordinated Exchange Debentures due 2009, 10 1/4% Senior Notes due 2009 and the related guarantees and 10 3/8% Senior Subordinated Notes due 2007 and the related guarantees.

           Diluted earnings per share for the three-month period ended September 30, 2001 do not include 6,400,139 common stock equivalents because they were anti-dilutive. Diluted earnings per share for the nine-month periods ended September 30, 2001 and September 30, 2002 do not include 6,556,498 and 4,950,000 common stock equivalents, respectively, because they were anti-dilutive.

           The Company's business is subject to seasonal influences, therefore, interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Von Hoffmann Corporation (formerly known as Von Hoffmann Press, Inc.) (the "Subsidiary"), and its wholly owned subsidiaries: Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., One Thousand Realty and Investment Company, and Precision Offset Printing Company, Inc. Effective February 25, 2002, Von Hoffmann Graphics, Inc. was merged into the Subsidiary. Intercompany accounts and transactions have been eliminated.

2.         RECAPITALIZATION RESTATED TO A PURCHASE

           Effective May 22, 1997, a leverage recapitalization of the Company took place (the "Recapitalization") pursuant to which:

          1. The Company executed a credit agreement with a syndicate of financial institutions representing the senior secured credit facility (the "Credit Agreement") in an aggregate amount of $200 million. Initial proceeds from the senior secured credit facility were $125 million.

          2.   The Company issued $100 million of senior subordinated notes.

          3. In exchange for $67.1 million, DLJ Merchant Banking Partners II acquired approximately 84% of the new common stock of the Company, redeemable preferred stock, and warrants to purchase additional shares of new common stock of the Company. On November 16, 1998, the preferred stock was converted into 13.5 percent subordinated exchange debentures at the then accreted value of $30.4 million.

          4. The Company redeemed/exchanged the existing common stock of the Company owned by ZS VH L.P. ("ZS") for (a) cash of $288.8 million and (b) 10% of the new common stock of the Company.

          5. The Company exchanged the existing common stock of the company owned by Robert A. Uhlenhop (Uhlenhop), the Company's former president and chief executive officer, for approximately 2.5% of the new common stock of the Company. In exchange for $0.3 million in cash and $0.5 million of notes receivable, Uhlenhop acquired an additional 1.5% of the new common stock in the Company.

          6. In exchange for $0.4 million in cash and $0.4 million of notes receivable, certain other management personnel acquired the remaining 2.0% of the new common stock in the Company.

          7. Costs incurred by the Company related to the recapitalization were approximately $5.9 million and were expressed in the predecessor financial statements.

           Through June 20, 2002, the Company accounted for the May 22, 1997 Recapitalization transaction using the historical basis of the Company's existing assets and liabilities (i.e., "recapitalization accounting") because there was substantive continuing voting ownership by ZS. Because of the events described below and the rules in SEC Staff Accounting Bulletin 54 ("SAB 54"), the Company was required to retroactively pushdown the new owners' basis to the Company's separate financial statements - as if it were a new entity as of May 22, 1997.

           During 2002, the Company had the following equity transactions:

          o On March 26, 2002, the Company issued 20 million shares of its common stock to its majority shareholder for $20 million in cash.

          o On June 21, 2002, the Company purchased all 5 million shares of common stock owned by ZS for $5.0 million in cash.

          o On June 21, 2002, the Company purchased all 2 million shares of common stock owned by Uhlenhop for $2.0 million, consisting of approximately $1.2 million in cash and settlement of a note receivable of approximately $0.8 million.

          o During the third quarter of 2002, the Company purchased approximately 1.2 million shares of common stock, owned by former employees for approximately $1.2 million in cash.

           As a result of the March 26, 2002 transaction, the majority owners of the company owned approximately 89% of the Company's common stock. In accordance with SAB 54, recapitalization accounting could no longer be used and the new owners' "purchase accounting" basis had to be pushed-down to the Company's financial statements as if it had occurred May 22, 1997. The accompanying financial statements reflect this retroactive application and, accordingly, the 2001 balances have been restated from their recapitalization accounting presentation in past financial statements issued by the Company.

           The application of purchase accounting for the May 22, 1997 partial purchase by the new owners and the March 26, 2002 purchase by the majority stockholder resulted in the following adjustments as of December 31, 2001 and September 30, 2001 and for the three and nine months ended September 30, 2001:



                                                                DECEMBER 31, 2001                          SEPTEMBER 30, 2001
                                                         PREVIOUSLY            RESTATED             PREVIOUSLY           RESTATED
                                                         REPORTED              BALANCE              REPORTED             BALANCE
BALANCE SHEETS:
Inventories                                          $15,789,157          $23,261,846          $21,713,463          $29,181,657
Property, plant and equipment, net                   137,709,574          148,476,809          142,571,912          160,473,035
Goodwill, net                                         39,267,433          183,200,984           39,772,745          185,468,748
Net deferred income tax liability                      4,116,548           10,817,675            5,225,246            8,897,235
Total stockholders' equity (deficit)                (146,550,783)           8,971,565          (145,093,412)         22,299,919


                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2001                          SEPTEMBER 30, 2001
                                                         PREVIOUSLY            RESTATED             PREVIOUSLY          RESTATED
                                                         REPORTED              BALANCE              REPORTED            BALANCE
STATEMENT OF OPERATIONS:
Cost of products andf services                        $88,414,954          $91,607,002         $271,721,515         $281,174,108
Selling and administrative
 expenses                                               5,663,446            7,590,442           18,923,114           24,821,098
Loss on disposal of depreciable
 assets                                                  (97,038)             (97,038)            (237,259)             (254,221)
Income tax provision (benefit)                          1,335,858             (220,956)           4,847,580             (418,916)
Net income (loss)                                       1,777,347           (1,784,862)           6,717,165           (3,383,878)
Basic earnings (loss) per share                             $0.03               $(0.03)               $0.12               $(0.07)
Diluted earnings (loss) per share                           $0.03               $(0.03)               $0.12               $(0.07)




           The March 26, 2002 acquisition by the majority stockholder of the newly issued shares, the June 21, 2002 acquisitions by the Company of all shares of common stock held by ZS and Uhlenhop and the third quarter common stock repurchases resulted in additional purchase accounting basis being pushed down to the Company. Such push-down resulted in additional goodwill of approximately

$6.7 million being recorded by the Company in 2002, of which approximately $2.5 million was recorded in March 2002, $3.6 million was recorded in June 2002 and $0.6 million was recorded in third quarter of 2002.

3.         INVENTORIES

           Inventories are priced at cost using the last-in, first-out (LIFO) method that does not exceed market, for the year-end period reported. The Company does not anticipate a material adjustment to the year-end LIFO reserve and thus, no quarterly LIFO adjustment has been made.

Inventories are comprised of the following amounts:



                       DECEMBER, 2001   SEPTEMBER 30, 2001    SEPTEMBER 30, 2002
 Raw Materials        $18,504,261        $22,762,948           $18,620,709
 Work In Process        6,549,530          7,952,855            14,110,746
                       -----------        -----------           -----------
                        25,053,791         30,715,803           32,731,455
 Less:  LIFO Reserve     1,791,945          1,534,146            1,791,945
                       -----------        -----------           -----------
                       $23,261,846        $29,181,657           $30,939,510
                       ===========        ===========           ===========


4.    RESTRUCTURING CHARGE

           During 2001, the Company closed the sheet-fed printing, stripping, and platemaking operations of its St. Louis, Missouri manufacturing location. The majority of these operations were transferred to the Owensville, Missouri manufacturing location of Von Hoffmann Graphics, Inc. Additionally, the Company reduced the workforce at the Company's St. Louis, Missouri manufacturing location. Lastly, the Company closed its Owensville, Missouri manufacturing location. These operations and certain related assets were consolidated into the Company's Jefferson City, Missouri manufacturing locations. As a result of these restructurings, the Company recorded total restructuring expenses of approximately $1,476,000 ($802,915 reflected in the third quarter of 2001) consisting mainly of employee severance and equipment relocation costs in 2001. The Company utilized approximately $1,370,000 in 2001 and $106,000 in the first quarter of 2002. We have no remaining liability associated with the restructuring.

5.         LONG TERM DEBT

           On March 26, 2002, the Subsidiary entered into a Senior Secured Credit Agreement (the "New Credit Agreement") that includes a revolving loan commitment of $90,000,000. The New Credit Agreement is secured by accounts receivable and inventory as well as by property, plant and equipment. At the Company's one-time option, the available borrowing base may be increased to provide borrowings of up to $100,000,000, subject to finding lenders to provide such increase. The New Credit Agreement expires November 15, 2006.

           In addition, on March 26, 2002, the Subsidiary issued $215 million Senior Notes, due March 15, 2009 (the "2009 Senior Notes") at an interest rate of 10.25 percent. The proceeds from the New Credit Agreement and the 2009 Senior Notes were used to pay off all outstanding balances under the Company's prior credit agreement.

           As a result of the extinguishment of the prior credit agreement in the first quarter, the Company recognized a loss of $3.1 million, reflected within the gain on debt extinguishment. The loss represents the write-off of deferred debt issuance costs associated with the prior credit agreement.

           During the third quarter of 2002, the Company purchased approximately 28.3% of its outstanding subordinated exchange debentures for approximately $9.5 million. The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of $3.4 million.

6.         ACCOUNTING CHANGES

           In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addressed financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 became effective for fiscal years beginning after December 15, 2001. We adopted FAS 144 as of January 1, 2002 and the adoption of the statement has not had a material effect on our financial position and results operations.

           Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of this standard did not have any effect on the Company's accounting for prior business acquisitions.

           Under SFAS No. 142 goodwill is no longer amortized, but is subject to annual impairment tests. Accordingly, as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a transitional impairment test of our existing goodwill during the second quarter of 2002. The Company did not recognize any impairment of goodwill in connection with the initial transitional impairment test.

           If goodwill amortization was not recorded in the three month period ended September 30, 2001, third quarter fiscal 2001 adjusted net loss and basic and diluted adjusted loss per share would be net income of approximately $0.4 million and basic and diluted income per share of $0.01 and $0.01 per share, respectively. For the nine-month period ended September 30, 2001, adjusted net loss and basic and diluted adjusted loss per share would be net income of approximately $3.3 million and basic and diluted earnings per share of $0.06 and $0.06 per share, respectively.

           In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective for interim periods subsequent to June 30, 2002, which required restatement of all comparative periods presented. The Statement of Operations for the nine-months ended September 30, 2002 reflects the restatement of previously recorded extraordinary loss of approximately $2.0 million, net of tax benefit of approximately $1.2 million, classified as gain on debt extinguishment, net. Adoption of this new accounting standard did not have impact on net income (loss) during the current reported periods and is not expected to significantly impact net income in the future.

7.    RELATED PARTY TRANSACTION

           As part of the financing activity in 2002 discussed in Note 5, the Company paid consulting fees associated with formulation of financial strategies, as reflected in non-compete and special consulting expenses for the nine-month period ended September 30, 2002, to Credit Suisse First Boston Corporation ("Credit Suisse"), an affiliate of the majority stockholder in the Company, of approximately $1.0 million. In addition, the Company paid fees associated with the 2009 Senior Notes and New Credit Agreement, as reflected in deferred debt issuance cost at September 30, 2002, to Credit Suisse of approximately $8.2 million. The Company believes the compensation received by Credit Suisse in these transactions was no less favorable than what could have been obtained from independent third parties.

8.    UHLENHOP AGREEMENT

           On June 21, 2002, the Company and Uhlenhop amended his employment agreement and at that time the Company paid Uhlenhop a one-time cash payment on an after tax basis of $1.0 million. The Company recorded an expense, as reflected in selling and administrative expense in the nine-month period ended September 30, 2002, of approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           This discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report. Certain statements in this section are forward-looking statements. See "Forward-Looking Statements."

GENERAL

           We manufacture case-bound and soft-cover instructional materials in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school ("ELHI") and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services from early design processes to final manufacture and distribution of our products. We additionally manufacture products sold to the commercial market place where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

           Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality. Our sales of instructional materials, from which we derived 68% of our net sales in 2001, are also affected over the long term by demographic trends in ELHI and college enrollment.

           The textbook adoption process, around which ELHI book publishers schedule the timing of new textbook introductions, is typically limited to a small number of disciplines in any state in any given year. Adoptions in core disciplines such as reading, mathematics or science in larger states such as California, Texas or Florida, however, can lead to significant increases in net sales in a given year. Additionally, orders for reprints associated with a textbook awarded through the adoption process can generate significant revenues during the adoption cycle, which can range from four to eight years, depending on the subject matter and the state. Non-adoption, or open territory states, tend to follow the lead provided by adoption states as many new titles are brought to the market in specific response to the adoption schedule.

           Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the commercial market we serve is also sensitive to economic conditions

           We experience seasonal market fluctuations in our net sales and production for the educational textbook and commercial markets. State and local textbook purchasing and delivery schedules significantly influence the seasonality of the demand for our products in these areas. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the commercial market tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year.

           During 2001, we reduced the workforce and closed, transferred and consolidated certain manufacturing locations (the "Restructuring"). In particular, we closed the sheet-fed printing, striping, and platemaking operations of our St. Louis, Missouri, manufacturing locations, transferring a majority of those operations to the Owensville, Missouri manufacturing location. Additionally, we reduced the workforce within our St. Louis, Missouri manufacturing location. We also closed our Owensville, Missouri manufacturing location, consolidating these operations and certain related assets into our Jefferson City, Missouri, manufacturing locations. As a result of the Restructuring, we recorded total restructuring expenses of approximately $1,476,000 consisting mainly of employee severance and equipment relocation costs in 2001. We have no remaining liability associated with the Restructuring.

           The comparability of our results of operations have been affected during the last two years by the June 2001 pronouncements by the Financial Accounting Standards Board (FASB) of SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under these pronouncements, effective for fiscal years beginning after December 15, 2001, goodwill will no longer been amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

           We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. As a result, we no longer amortize goodwill for acquisitions, including our acquisition by our majority stockholder. Accordingly, we did not record any amortization for goodwill for the nine-month period ended September 30, 2002 as compared to the $6.8 million recorded for the nine-month period ended September 30, 2001.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

           Net Sales. Net sales increased $0.6 million, or 0.6%, from $107.5 million for the quarter ended September 30, 2001 to $108.1 million for the quarter ended September 30, 2002. The increase was primarily attributable to growth within the printing portions of the instructional materials and commercial markets.

           Cost of Products and Services. Costs of products and services increased $0.1 million from $91.6 million for the quarter ended September 30, 2001 to $91.7 million for the quarter ended September 30, 2002. As a percentage of net sales, costs of products and services decreased slightly from 85.3% for the quarter ended September 30, 2001 to 84.9% for the quarter ended September 30, 2002. The decrease in costs of products and services as a percentage of net sales represents the impact of cost initiatives of the Restructuring as well as due to the mix of sales recognized during the quarter.

           Gross Profit. Gross profit increased $0.5 million, or 2.9%, from $15.8 million for the quarter ended September 30, 2001 to $16.3 million for the quarter ended September 30, 2002. As a percentage of net sales, gross margins was 14.7% for the third quarter of 2001 as compared to 15.1% for the corresponding period in 2002. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses decreased $2.4 million, or 27.4%, from $8.8 million for the quarter ended September 30, 2001 to $6.4 million for the quarter ended September 30, 2002. The decrease was primarily attributable to the reduction of amortization expense by $2.3 million related to the adoption of SFAS No. 142, Goodwill and Other Intangibles, under which goodwill related to business acquisitions is no longer amortized. In addition, we recognized $0.8 million associated with the Restructuring. These decreases were offset by increased selling costs in an effort to promote growth in targeted markets.

           Gain on Debt Extinguishment. During the third quarter of 2002, our holding company, Von Hoffmann Holdings Inc,. ("Holdings"), purchased approximately 28.3% of its outstanding subordinated exchange debentures for approximately $9.5 million. Holdings was able to purchase these debt instruments at a value less than their carrying value and consequently recognized a gain on the transaction of $3.4 million.

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Holdings' wholly owned subsidiary, Von Hoffmann Corporation (the "Company) and the Company's consolidated subsidiaries, increased $1.5 million, or 20.4%, from $7.5 million for the quarter ended September 30, 2001 to $9.0 million for the quarter ended September 30, 2002. The increase was primarily attributable to a higher average borrowing rate of 9.94% in the 2002 period as compared to our average borrowing rate of 7.98% in the 2001 period. The higher average borrowing rate reflected the Company's issuance in March 2002 of $215.0 million in senior notes at a fixed interest rate of 10.25%. The proceeds of this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

           Interest Expense - Subordinated Exchange Debentures. Interest expense -Subordinated Exchange Debentures decreased $0.5 million, or 35.3%, from $1.5 million for the quarter ended September 30, 2001 to $1.0 million for the quarter ended September 30, 2002. The decrease resulted from Holdings' repurchase of approximately 28.3% of its outstanding subordinated exchange debentures which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the debenture.

           Income Tax Provision (Benefit). During the third quarter of 2002, the Company recorded a $2.7 million tax provision due to positive income before income taxes. As part of this provision, the Company recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with Holdings' subordinated exchange debentures will not be deductible. In 2001, the Company recorded a $0.2 million tax benefit from a loss before income taxes. The 2001 results were impacted by certain amortization of goodwill related to acquisitions which are non-deductible for tax purposes. With the adoption of SFAS No. 142, Goodwill and Other Intangibles in 2002, the Company no longer amortizes goodwill for accounting purposes.

           Net Income (Loss). Net income for the quarter ended September 30, 2002 was $0.2 million compared to net loss of $1.8 million for the quarter ended September 30, 2001. The increase in net income was primarily attributable to improved operating results and the gain recognized on the repurchase of subordinated exchange debentures offset by higher interest costs.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

           Net Sales. Net sales decreased $31.5 million, or 9.4%, from $334.2 million for the nine-month period ended September 30, 2001 to $302.7 million for the nine-month period ended September 30, 2002. The decrease was primarily attributable to decreased volume in sales to the instructional materials market, particularly during the first quarter of 2002. The overall decrease in sales throughout the instructional materials industry was caused by a softening economy, reduced budgets at the state and local levels as well as a reduction in textbook adoption activity in the major adoption states in 2002. The decrease was partially offset by growth within the one and two-color commercial market.

           Cost of Products and Services. Costs of products and services decreased $24.0 million, or 8.5%, from $281.2 million for the nine-month period ended September 30, 2001 to $257.2 million for the nine-month period ended September 30, 2002. As a percentage of sales, costs of products and services increased from 84.1% during the nine-month period ended September 30, 2001 to 85.0% for the nine-month ended September 30, 2002. The increase as a percentage of net sales was a result of lower sales volumes and the semi-fixed nature in the labor component. While initiatives continue to be taken to improve our cost position, they were not sufficient to fully offset the impact of lower sales volumes on our operations, primarily occurring during the first quarter of 2002.

           Gross Profit. Gross profit decreased $7.4 million, or 14.1%, from $53.0 million for the nine-month period ended September 30, 2001 to $45.6 million for the nine-month period ended September 30, 2002. As a percentage of net sales, gross margin was 15.9% for the nine-month period ended September 30, 2001 as compared to 15.0% for the corresponding period in 2002. The decrease in gross margin resulted from the factors noted above in net sales and costs of products and services.

           Operating Expenses. Operating expenses decreased $4.4 million, or 16.6%, from $26.7 million for the nine-month period ended September 30, 2001 to $22.3 million for the nine-month period ended September 30, 2002. The decrease was primarily attributable to a decrease in amortization expense of approximately $6.8 million related to the adoption of SFAS No. 142, Goodwill and Other Intangibles, under which goodwill related to business acquisitions is no longer amortized. In addition, the Company recognized approximately $1.3 million in restructuring charges in the first nine months of 2001 as discussed above. The overall decrease was offset by a $1.8 million payment made to Robert Uhlenhop, former president and chief executive officer, as part of an amendment made to his employment agreement in March 2002. The overall decrease was also offset by special consulting expenses of $1.0 million paid to an affiliate of our principal stockholder in connection with the formulation of financial strategies, including securing our New Credit Agreement and the issuance of our senior notes, in March 2002.

           Gain (Loss) on Disposal of Depreciable Assets. During the nine-month period ended September 30, 2002, the Company reflected a gain on disposal of depreciable assets of $2.6 million as compared to a loss on disposal of $0.3 million during the nine-month period ended September 30, 2001. The 2002 gain reflected the disposition of the Company's aircraft which resulted in a gain of approximately $4.2 million.

           Gain on Debt Extinguishment, Net. On March 26, 2002, the Company entered into a new revolving credit facility which provides for loans of up to $90.0 million. In addition, the Company issued $215.0 million of senior notes due 2009 which bear interest at a rate of 10.25%. The proceeds from these transactions were used to pay off all outstanding balances under our prior credit agreement. As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million. This loss was a offset by gain recognized on our purchase of Holdings' subordinated exchange debentures of $3.4 million.

           Interest Expense - Subsidiary. Interest expense - Subsidiary decreased $0.8 million, or 3.0%, from $25.7 million for the nine-month period ended September 30, 2001 to $24.9 million for the nine-month period ended September 30, 2002. The decrease was a result of decreased borrowing levels as well as lower interest rates on the floating rate component of our borrowings during the first quarter of 2002 which was partially offset by increased interest as a result of a higher average borrowing rate after the March 2002 debt transactions.

           Interest Expense - Subordinated Exchange Debentures. Interest expense
- Subordinated Exchange Debentures decreased $0.1 million, or 3.6%, from $4.4 million for the nine-month period ended September 30, 2001 to $4.3 million for the nine-month period ended September 30, 2002. The decrease resulted from a decrease in the amount of outstanding subordinated exchange debentures as a result of the third quarter repurchase of 28.3% of the debentures offset by an increase in interest resulting from the interest compounding effect on the accretion of the debentures.

           Income Tax Benefit. For the nine months ended September 30, 2002, the Company recorded a $0.7 million tax provision despite a loss before income taxes. The Company recognized approximately $1.3 million in additional tax provision in the third quarter as a result of the determination that certain interest expense associated with the subordinated exchange debentures will not be deductible. In 2001, the Company recorded a $0.4 million tax benefit from a loss before income taxes. The 2001 results were impacted by certain amortization of goodwill related to acquisitions which are non-deductible for tax purposes. With the adoption of SFAS No. 142, Goodwill and Other Intangibles in 2002, the Company no longer amortizes goodwill for accounting purposes.

           Net Loss. Net loss for the nine-month period ended September 30, 2002 was $3.3 million compared to a net loss of $3.4 million for the nine-month period ended September 30, 2001. The change in net loss was primarily attributable to the reduced operating performance in 2002 partially offset by the gain recognized on the sale of the Company's aircraft and reduction in amortization expense related to the adoption of SFAS No. 142, Goodwill and Other Intangibles.

LIQUIDITY AND CAPITAL RESOURCES

           Cash Provided by Operating Activities.

           Cash provided by operations for the nine-month period ended September 30, 2002 was $24.1 million compared to $49.7 million for the nine-month period ended September 30, 2001, a decrease of 51.4%. In 2001, the Company reduced its net investment in working capital to lower levels as a result of reduced activity levels. The reduced cash flow reflects the cash requirements to produce at more typical levels in 2002. With the third quarter being the historically peak production period, cash requirements for working capital are typically high. Cash requirements to produce at typical levels were impacted from the positive cash flow produced in 2001 as working capital was reduced.

           Cash Used in Investing Activities

           Net cash used in investing activities for the nine-month period ended September 30, 2002 was $5.3 million, compared to $22.0 million for the nine-month period of 2001. The reduction was primarily driven by reduced capital expenditures as the Company shifted its focus to achieving manufacturing efficiencies as opposed to capacity enhancement. In addition, the Company reflected proceeds from the sale of the Company's aircraft of approximately $4.0 million in the second quarter of 2002.

           Cash Used in Financing Activities

           Net cash used in financing activities for the nine-month period ended September 30, 2002 was $30.0 million compared to $28.3 million for the nine-month period of 2001. The cash used in financing activities during the nine-month period of 2002 primarily resulted from certain debt and equity transactions while cash used in financing activities for the nine month period ended September 30, 2001 was restricted principally to revolver borrowings and senior debt amortization.

           On March 26, 2002, we entered into a new revolving credit facility, which incorporates a revolving loan commitment of $90.0 million. At our one-time option, the available borrowings may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase and available borrowing base. On March 26, 2002, we also issued the Senior Notes Due in 2009 with proceeds of $215.0 million. The proceeds from the revolving credit facility and the 2009 Senior Notes were used to pay off all outstanding balances under the previous senior credit facility. In addition, the Company issued 20,000,000 shares of common stock to its majority stockholder for $20.0 million on March 26, 2002. During the third quarter, the Company also repurchased a certain portion of the outstanding subordinated exchange debentures for approximately $9.5 million.

CAPITAL EXPENDITURE REQUIREMENTS

           Capital expenditures for the nine months ended September 30, 2002 were $10.2 million compared to $22.1 million for the nine months ended September 30, 2001. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We expect our capital expenditures for 2002 to be approximately $15.0 million, based on a capital expenditure program directed at continued efficiency gains and will include material handling systems and equipment upgrades. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

DEBT SERVICE REQUIREMENTS

           Our revolving credit facility provides for revolving loans of up to $90.0 million. The facility is secured by accounts receivable, inventory and property, plant and equipment and at our option, may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase. The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets. We also have $215.0 million aggregate principal amount of senior notes and $100.0 million aggregate principal amount of senior subordinated notes outstanding. As of September 30, 2002, we had total indebtedness of $353.4 million and had $70.6 million of additional borrowings available under our revolving credit facility, after excluding $1.3 million of letters of credit outstanding under that facility.

           Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled payments of interest on the securities and payments of interest on the borrowings under our revolving credit facility. Our ability to make payments on and to refinance our indebtedness, including our revolving credit facility, the securities, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility, the securities, or to fund our other liquidity needs.

CRITICAL ACCOUNTING POLICIES

           Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recovery of inventories, property, plant and equipment and goodwill. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

           INVENTORIES

           We value substantially all of the Company's inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories include material, labor and manufacturing overhead. We record a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

           REVENUE RECOGNITION

           We recognize revenue when the specific project is complete as determined by the contractual agreement. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. The policy is consistent with trade practice within the printing industry.

           PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

FORWARD-LOOKING STATEMENTS

           From time to time, we make forward-looking statements.
Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

           We may include forward-looking statements in this and our other periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in our press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

           By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that prediction, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

           Forward-looking statements made by us are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, we undertake no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

           We are exposed to market risk from changes in interest rates. At December 31, 2001, we had approximately $241.6 million outstanding borrowings against our senior secured credit agreement at variable rates. As of September 30, 2002, we had approximately $4.0 million of borrowings at variable rates. Substantially all of our outstanding long term debt is at fixed interest rates. Therefore, our exposure to interest rate fluctuations is immaterial.

           Two customers and their affiliates accounted approximately 32.0% of 2001 net sales, and approximately 28.1% of December 31, 2001 accounts receivable, respectively. For the nine months ended September 30, 2002, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

ITEM 4.      CONTROLS AND PROCEDURES.

a.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           (a) Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

           (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material lawsuit or proceeding.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 10.1 - Employment Agreement between Gary C. Wetzel and Von Hoffmann Corporation dated as of October 31, 2002.

Exhibit 99.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No reports on Form 8-K have been filed during the three-month period ended September 30, 2002.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2002

             VON HOFFMANN HOLDINGS INC.


             By:  /s/ Robert S. Mathews
                  --------------------------------------------------------------
                    Name:  Robert S. Mathews
                    Title: Chief Executive Officer, President and Director


             By:  /s/ Gary Wetzel
                  --------------------------------------------------------------
                    Name:  Gary Wetzel
                    Title: Executive Vice President, Chief Financial Officer
                           and Treasurer


             VON HOFFMANN CORPORATION


             By:  /s/ Robert S. Mathews
                  --------------------------------------------------------------
                    Name:  Robert S. Mathews
                    Title: Chief Executive Officer, President, Chief
                           Operating Officer and Director


             By:  /s/ Gary Wetzel
                  --------------------------------------------------------------
                    Name:  Gary Wetzel
                    Title: Vice Chairman of the Board, Vice President, Chief
                           Financial Officer and Treasurer

                                  CERTIFICATION


I, Robert S. Matthews, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



                                     /s/ Robert S. Mathews
                                     -------------------------------------------
                                     Name:  Robert S. Mathews
                                     Title: Chief Executive Officer

                                  CERTIFICATION


I, Gary Wetzel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                      /s/ Gary Wetzel
                                      ------------------------------------------
                                      Name:  Gary Wetzel
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                                                        Description
-----------                                                        -----------

10.1 -Employment Agreement between Gary C. Wetzel and Von Hoffmann Corporation dated as of October 31, 2002.

99.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification
by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.