Form 10-K
period 2002-12-31
VON HOFFMANN HOLDINGS INC; VON HOFFMANN CORP
filed 2003-03-28
CIK 1175820, 1175474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                        Commission file number 333-90992


                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
             (Exact name of registrants as specified in its charter)


                            Delaware                         22-1661746
                            Delaware                         43-0633003
                (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)                Identification No.)


               1000 Camera Avenue, St. Louis, MO                   63126
               (Address of principal executive offices)          (Zip code)


       Registrants' telephone number, including area code: (314) 966-0909


        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock: None


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     There is no trading market for the common equity of Von Hoffmann Holdings Inc. All shares of capital stock of Von Hoffmann Corporation are held by Von Hoffmann Holdings Inc.

     The number of outstanding shares of Von Hoffmann Holdings Inc.'s capital stock as of March 28, 2003 was 63,154,444 shares of common stock, par value $0.01 per share.

     *Von Hoffmann Corporation meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. THE COMPANY (AS DEFINED HEREIN) GENERALLY USES THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF THE COMPANY, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, UNANTICIPATED EVENTS, OR OTHERWISE.

                                     PART I


ITEM 1.  BUSINESS.

THE COMPANY

          Von Hoffmann Corporation ("Von Hoffmann") is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. ("Holdings," and together with its subsidiaries, the "Company" or "we"). We are a leading manufacturer of elementary and high school four-color case-bound and soft-cover educational textbooks in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school ("ELHI") and college instructional materials markets. In addition to textbook manufacturing, we also manufacture products for the commercial printing marketplace where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches. We provide our customers with a full range of value-added printing and design services from early design to final distribution. We believe we have an established reputation for superior quality, reliability and customer service, allowing us to build strong relationships with our customers, which include the major publishers of educational textbooks in the United States, including Houghton Mifflin, Pearson, McGraw-Hill and Harcourt. We estimate that our market share in our core business, the manufacture of four-color case-bound ELHI textbooks, was approximately 40% in 2002.

          Since 1998, we have diversified our product offerings and added new services through selected strategic acquisitions in order to enhance our position within the instructional materials market. In 1998, we added services such as design, art procurement, color separation and image setting and expanded our product offerings with one- and two-color printing capabilities, workbooks and test kits. In 2000, we further diversified our product offerings with the addition of plastic inserts and overhead transparencies. These acquisitions allow us to offer a broad range of products and services to the instructional materials market, from early design to manufacture to distribution. In addition to solidifying our position in the instructional materials market, our acquisitions have enabled us to expand our presence in the commercial printing market.

          Over the past five years, we have also invested approximately $102 million in high-quality, high-throughput machinery and plant expansions (excluding equipment obtained in acquisitions), enhancing our competitive position and providing capacity for future growth. These investments include additional four-color web printing presses, additional one- and two-color presses, sheet-fed presses, new digital pre-press equipment and additional manufacturing space. We have also invested extensively in customized, high-efficiency bookbinding production lines.

          Holdings (which was formerly known as Von Hoffmann Corporation) was incorporated on August 3, 1904 under the laws of the State of Missouri. Since September 17, 1998 Holdings has been incorporated under the laws of the State of Delaware. Von Hoffmann (which was formerly known as Von Hoffmann Press, Inc.) was incorporated on April 2, 1948 under the laws of the State of Missouri. Since September 17, 1998, Von Hoffmann has been incorporated under the laws of the state of Delaware. Our principal executive offices are located at 1000 Camera Avenue, St. Louis, Missouri, 63123, and our phone number is (314) 966-0909.

INDUSTRY OVERVIEW

INSTRUCTIONAL MATERIALS MARKET

          We primarily serve the instructional materials market, from which we derived approximately 71% of our 2002 net sales. Within the overall instructional materials market, we focus principally on the ELHI and college areas, for which we manufacture textbooks, standardized test materials and other educational materials.


ELHI Market

          The ELHI instructional materials market is driven by the textbook adoption cycle, student enrollment, standardized testing and state and federal funding for education. The textbook adoption process is a key factor affecting annual fluctuations in ELHI textbook sales. This process drives new content, and thus new product, into the textbook market. The ELHI textbook market is divided between states where publishers can market their books directly to school districts, known as "open territory" states, and states where districts must first get state approval to purchase textbooks, known as "adoption" states. In open territory states, textbooks are purchased independently by local school districts or by individual schools themselves. These states do not issue statewide schedules for purchasing or lists of state-selected instructional materials. By contrast, in an adoption state, a committee screens textbooks for approval for purchase within the state. Once they are on an approved list, these textbooks can be purchased by the individual districts within the state. These initial purchases tend to take place over a one- to three-year timeframe with reprints extending over an additional four to five years.

          Adoptions can represent a significant revenue stream for publishers and can be particularly lucrative when large adoption states such as California, Texas or Florida adopt materials in key subject areas such as reading, mathematics or science. The 21 adoption states typically represent 50% of the K-12 publishers' annual textbook sales, with the balance coming from the open territories. While the two groups are roughly equal in the number of schools that each represents, adoption states drive product development, which drives sales in non-adoption states as well.

          According to U.S. Department of Education statistics, a record number of approximately 53 million students was expected to enter K-12 classrooms for the 2002-2003 school year. This number is expected to remain at historically high levels through 2005.

          Standards, accountability and testing have also impacted the ELHI market. The mounting importance of standardized test scores and, in many cases, performance-based pay for teachers, have given rise to strong sales of standardized tests in the past decade and publisher's acquisitions of testing companies. In January 2002, Congress re-authorized the Elementary and Secondary Education Act, which was initially enacted in 1965, to raise student achievement levels through a combination of higher standards, stronger accountability, improved teacher quality and increased resources. It also provided for a 20% increase in overall funding for federal elementary and secondary education programs.

          Funds allocated to instructional materials at the ELHI levels increased from 1999 to 2001 as a consequence of higher enrollments, more robust state tax revenues and increased state and local spending as a result of an increased emphasis on improving the quality of public education. The five largest textbook markets, ranked by total textbook spending--California,

Florida, Texas, New York and Illinois, which account for approximately one third of all spending--saw a combined state funding increase of 15.2% from 1999 to 2001, reaching $1.1 billion for the 2001-2002 school year.

          According to the 2002 Veronis Suhler Communications Industry Forecast, or the Veronis Forecast, projected total spending on ELHI instructional materials is expected to increase at a compound annual growth rate of 5.6% from 2001 to 2006, reaching an estimated $5.0 billion in 2006. Increased state funding, anticipated adoptions and moderate enrollment growth are expected to generate revenue growth in the ELHI market in the forecasted period. While the funding allocated to the instructional materials market within the ELHI levels is anticipated to increase in the next five years, funding is dependent upon federal, state and local tax revenue and numerous states and localities are under budgetary constraints and are currently addressing deficit positions, which could result in short-term funding reductions for these materials and may delay future adoptions.


College Market

          The college instructional materials market is driven primarily by student enrollment. College enrollment is projected to rise to 16.5 million by the year 2006, an increase of approximately 8.0% from 2001. Full time enrollments increased five years in a row from 1997 to 2001. This trend is expected to continue as the population of college age students continues to grow, laid-off workers go back to college, and nontraditional students return to college to expand their skill sets in a tighter job market.

          According to the Veronis Forecast, end-user spending on college instructional materials is projected to rise at a compound annual growth rate of 5.9% from 2001 to 2006, reaching an estimated $5.4 billion in 2006.

THE COMMERCIAL PRINTING MARKET

          We compete in a $7 billion subset of the $100 billion commercial printing market, supplying a wide variety of end users with one-, two- and four-color case-bound and soft-cover printing with varied binding styles. The areas in which we compete include business-to-business catalogs, trade, healthcare manuals, computer hardware and software manuals and documentation and government (state and federal) manuals. This market does not experience the same seasonality as the instructional materials market, with increased volume usually occurring in the second half of the year.

OPERATING DIVISIONS

          We provide our products and services to the instructional materials and commercial printing markets through our four operating divisions as follows:



OPERATING DIVISION                        PRODUCT AND SERVICE OFFERINGS
------------------------------------ ------ ------------------------------------------------------------------------------------
Von Hoffmann                          --      Four-color hard- and soft-cover educational textbooks
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      One- and two-color educational textbooks
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Standardized, secure educational testing materials
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Commercial one-, two- and four-color books
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Fulfillment
------------------------------------ ------ ------------------------------------------------------------------------------------
Precision Offset Printing Company     --      Plastic  printing:   overhead   transparency   products  and  plastic  inserts  for
("Precision")                                 scholastic textbooks
------------------------------------ ------ ------------------------------------------------------------------------------------
H&S Graphics, Inc. ("H&S Graphics")   --      Digital pre-press
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Composition
------------------------------------ ------ ------------------------------------------------------------------------------------
Preface, Inc. ("Preface")             --      Design and creative services
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Editorial development
------------------------------------ ------ ------------------------------------------------------------------------------------
                                      --      Composition
------------------------------------ ------ ------------------------------------------------------------------------------------



          Von Hoffmann. Von Hoffmann is our largest operating division and includes the businesses of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc. (which was comprised of the businesses of Custom Printing Company, Inc. and Bawden Printing), which were merged together in February 2002. We acquired the Bawden business in January 1998 and the Custom Printing business in July 1998. Von Hoffmann produces one-, two- and four-color textbooks and testing materials for the instructional materials market and one-, two- and four-color books for the commercial printing market. Its educational customers include virtually all of the major domestic publishers of ELHI and college textbooks, including the educational publishing divisions of Houghton Mifflin, Pearson, McGraw-Hill and Harcourt. Its commercial customers include the U.S. Government Printing Office, General Motors Corporation, Modus Media, Adobe Systems, Inc. and Bowne Business Communication.

          Von Hoffmann's Jefferson City, Missouri facility focuses almost exclusively on the manufacture of four-color products including textbooks for the ELHI and college markets and commercial products. We employ specially modified machinery to meet the demanding service, quality and delivery requirements of these markets and believe that we are better able than our competitors to accommodate the relatively short lead-times and highly variable run lengths that typify the four-color product industries. These factors distinguish us from other book manufacturers who focus on multiple products and for whom four-color products represent only a small portion of overall product mix. Von Hoffmann also operates our Owensville, Missouri and Eldridge, Iowa facilities, which focus on the one- and two-color book manufacturing market. These facilities also feature binding operations, including adhesive and saddle-stitch styles, and provide fulfillment and distribution services. In addition, Von Hoffmann operates our Frederick, Maryland facility, which is strategically located near our customer base in the Northeast, and which produces products for the specialty trade and ancillary education workbook market.

          Over the past five years, we have invested in state-of-the-art, integrated digital pre-press equipment that streamlines and enhances the traditional pre-press process, which historically involved a publisher sending artwork out for color separation and the production of film, which is then sent to a printer to create printing plates. Through the purchase of this equipment and the acquisitions of H&S Graphics and Preface, we now have the ability to perform all the necessary pre-press work from digital media provided by our customers. This system gives us the capability to make plates in a computer-to-plate environment, saving time and reducing the opportunities for error. This is particularly significant in the textbook adoption process, which entails repeated changes to a book and multiple short-run print jobs.

          Precision. Founded in 1951, Precision is a sheet-fed print and bindery operation that sells primarily to the educational textbook market. Precision was acquired in March 2000 in order to provide our customers with a more complete and balanced product offering. Precision derives approximately 80% of its revenues from plastic printing, which consists of overhead transparency products and plastic inserts for educational textbooks, with the remaining 20% of revenues derived from paper printing. Precision's customer base includes the same major educational publishing houses with whom we have long-standing relationships, including McGraw-Hill, Houghton Mifflin, Pearson and Harcourt. The acquisition of Precision strategically advances our goal of providing our customers with a more complete and balanced product offering. Precision also has a presence in the commercial printing market and is implementing an extensive plan to significantly grow its presence further in that market.

          H&S Graphics and Preface. In June 1998, we acquired H&S Graphics and Preface, which added to our ability to serve publishers in the design, creative editorial development, digital pre-press and composition areas of book production. Offering these services, which represent the early production processes in the manufacturing of a book, position us to manage production more efficiently and more fully serve the needs of the educational publisher.

SALES AND MARKETING

INSTRUCTIONAL MATERIALS MARKET

          Our educational textbook sales team, consisting of approximately 15 employees, works to develop, support, and enhance our relationships with publishers in both the college and ELHI markets, as well as with smaller independent publishers. The cost of printing a textbook typically represents a small percentage of a publisher's total cost for a textbook, but the failure to meet a production deadline could result in a significant loss to the publisher. As a result, competition in the textbook manufacturing industry is equally service- and quality-driven. Accordingly, a significant element of our marketing efforts consists of maintaining close relationships with our customers to ensure proper production and scheduling and timely delivery. Our senior management team and sales support staff maintain close contact with key customers in order to identify relevant issues affecting these customers as well as to identify competitive advantages. In addition, the sales force and planners are in daily contact with the manufacturing personnel of our customers with pending indications or firm orders in order to deal with changes or production issues that arise throughout the process.

          We have concentrated on maintaining long-standing relationships with the major educational publishers. These publishers have consolidated significantly over the past several years, reducing the major educational publishers to four. These publishers accounted for approximately 42% of our net sales during 2002.

COMMERCIAL PRINTING MARKET

          Our sales and marketing organization has developed and is pursuing a focused sales strategy across the identified commercial market segments. With 25 dedicated sales people, we address this market on a national level. Customer needs are matched to one of our eight manufacturing facilities and our array of production capabilities.


OPERATIONS AND PRODUCTION

          As a contract print manufacturer, we principally manufacture products pursuant to firm customer orders. Our key manufacturing and distribution functions include:

            o     creating page designs and digital files;

            o producing printing plates from film or directly from digital files provided by customers or created from our extensive library;

            o purchasing paper and other components supplied by other manufacturers;

            o     printing and binding;

            o     packaging, storing and shipping finished products;

            o archiving, preserving and reformatting film and digital files for reprints; and

            o     fulfillment of customer orders, inserting CDs and packaging.

          Our typical production run size ranges from less than 5,000 units to over 100,000 units, with the capability to produce profitable runs under 5,000 units. We can cost-effectively produce these short runs due to our unique ability to shift work rapidly among printing presses. Customers generally seek to lower costs by maintaining low inventory levels and ordering small quantities for just-in-time delivery. Our management believes that our ability to produce short runs effectively is a significant competitive advantage.

          We have configured our physical plant and trained our workforce to print both short-run and long-run quantities. The length of a run of a given title is highly variable over its life span. We believe our "make ready" time per changeover is significantly less than that of our major competitors. This capability lowers unit costs, making it economically feasible to print fewer copies. This is important as it allows our customers to minimize their inventory levels while maintaining the ability to adjust subsequent production orders in response to unforeseen sales patterns and unexpected stock shortages. As the trend towards more customized products becomes more apparent, we believe we are well-positioned to produce shorter runs efficiently and thereby accommodate our customers' needs.

          Pricing and Scheduling. In order to meet the demands of the highly competitive, time-sensitive printing markets, we manage estimating and pricing centrally from our St. Louis headquarters. We have implemented a master scheduling program for print and bind business that will optimize plant utilization on a company-wide basis. Work may move from plant to plant based on specific capabilities or capacity demands. We have dedicated customer service representatives at each facility in an effort to meet the needs of our customers.

          Pre-Press. We have invested in state-of-the-art, integrated digital pre-press equipment that streamlines and enhances the traditional pre-press process. Rather than outsourcing this service, all of our printing facilities have the ability to perform the complete digital pre-press workflow directly from digital media provided by our customers. This system gives us the capability to make plates using the single-burn process, saving time and expense, while reducing the chance of error. This is particularly significant in products which entail repeated changes and multiple short-run print jobs. We provide direct-to-plate capabilities, which eliminate the film-output step of the pre-press process. We now have complete redundancy in the digital pre-press process throughout our plants, which gives us increased flexibility in the manufacturing process.

          Printing and Binding. We have a variety of web printing presses configured to maximize our manufacturing flexibility. Although a certain number of our presses are dedicated to 9", 10" or 11" products, these presses are highly specialized and have been modified to have the flexibility to print any of these sizes on the next-larger press size. Specifically, we have developed equipment adaptations and proprietary production methods for our printing and binding operations that significantly reduce the make-ready time per changeover of plates as compared to that of our competitors. In addition, our state-of-the-art modified web presses are capable of running at speeds of up to 50,000 impressions per hour.

          Over the past five years, we have invested approximately $102 million in high-quality, high-throughput machinery and plant expansions (excluding equipment obtained in acquisitions), enhancing our competitive position and significantly expanding our production capacity for future growth. Our investments have been made in additional one through four-color web printing presses, additional sheet-fed presses, new digital pre-press equipment and additional manufacturing space. We have also invested extensively in customized, highly efficient bookbinding production lines.

          We currently maintain multiple binding lines in each of the manufacturing plants, providing several different binding methods to accommodate various customer preferences. We offer virtually all the binding options used in the industry, including McCain, Smyth Case, Spiral Wire Hardbound, Spiral Wire, Adhesive Case, Side Wire, Saddle Stitch, Adhesive Paper, Plastic Comb, Wire-O-Hardback, Wire-O, Spiral Plastic and the proprietary "Von-Bind" Case.

          Approximately 50% of ELHI textbooks are shipped to states that require publishers to keep a particular title in print and supply orders for reprints for periods generally ranging from five to eight years. Other ELHI and college textbooks are kept in print for approximately four to six years. The reprint business is also necessitated by partial corrections or copyright edition changes that must be made in order to incorporate new information or to comply with editorial changes demanded by school committees in various states. In 2002, approximately 80% of our four-color ELHI net sales were generated from reprints, and we retained over 98% of our ELHI reprint business while losing less than 2% to competitors.

          When a textbook is first published, digital files or a set of film are created for producing reprints. It is both time-consuming and costly to move film or digital files from one printer to another with different presses, as the film or digital files would likely require reformatting. Therefore, publishers have a disincentive to switch manufacturers for the reprints of a title, which creates a backlog of future business for the original manufacturer. While the new digital workflows make this less of an obstacle to transfer work, reprints from films and digital files in our archives still generally account for an estimated 60% to 65% of our total annual revenues.


RAW MATERIALS

          Paper costs represent approximately 37% of our net sales and over 81% of raw material costs in the manufacturing process. Paper costs generally flow through to the customer as we generally order paper for specific orders and do not take significant commodity risk on paper. We have implemented a paper management program with several educational customers, which is designed to allow us to: (i) standardize the type of paper we use on presses and greatly reduce production and start-up costs; and (ii) avoid the cost of additional storage space and production inefficiencies required by separating each publisher's consigned paper. In 2002, approximately 55% of our paper usage was procured through this program.

          We operate our paper programs with three major paper suppliers, the largest and most significant of which is The Mead Corporation, now known as MeadWestvaco Corporation, which provides approximately 90% of the paper for this program. The benefits to us, our customers and paper producers have allowed our paper management program to grow consistently.


EMPLOYEES

          As of December 31, 2002, we had 1,883 employees, approximately 315 of whom are represented by affiliates of the Graphic Communications International Union under collective bargaining agreements that expire between August and November of 2005. We believe that relations with our employees are generally good.


COMPETITION

          The educational textbook market is highly competitive. The factors by which textbook manufacturers are chosen include the ability to maintain and adhere to a strict manufacturing schedule, the quality of product and service, competitive pricing and capability to provide "one-stop shopping" to the publisher. The commercial book manufacturing market is also very competitive. Competitive advantages include pricing, quality, service and rapid turnaround as well as other non-print, value-added services including fulfillment and distribution. We compete in the educational textbook market by leveraging our reputation for quality and full-service and by providing competitive pricing and rapid turnaround. By directing a highly-focused sales effort, opportunities for us are often identified in niches where value-added services are required and commodity-like price competition is less prevalent. Our major competitors in the one- and two-color educational and commercial book manufacturing markets are the Banta Corporation and The Hess Companies. Our major competitors in the four-color educational textbook manufacturing market are R.R. Donnelley & Sons Company and Quebecor World Inc.

          We believe that there are significant barriers to entry in the instructional materials market due to the significant initial investment in people, equipment and facilities that is required to compete. In addition, we believe it would take several years for a new entrant to develop the reputation for quality, service and delivery necessary to develop the significant base of titles needed to establish the recurring reprint volume required to achieve sufficient capacity utilization.

          Our competition in the commercial printing market is comprised of a more extensive array of smaller and more diversified printing companies that range in size and scope. The costs of entry are not as significant as the instructional materials market for people, equipment and facilities. However, no single competitor encompasses a market position that would prevent our growth in this market sector.

ENVIRONMENTAL MATTERS

          We are subject to regulations under various and changing federal, state and local laws relating to the environment and to employee safety and health. These environmental regulations include those relating to the generation, storage, transportation, disposal, release and emission into the environment of various substances. Permits are required for operation of our business (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. We are also subject to regulation under various and changing federal, state and local laws that allow regulatory authorities to compel (or to seek reimbursement for) the clean-up of environmental contamination at our own sites and at facilities where our waste products are or have been disposed.

          We have internal controls dedicated to compliance with all applicable environmental laws. Management believes that our capital expenditures to comply with federal, state and local provisions for environmental controls, as well as expenditures for our share of costs for environmental clean-up, if any, will not be material and will not have a material effect upon our earnings or our competitive position.


ITEM 2. PROPERTIES.

          Our facilities consist of our corporate headquarters located in St. Louis, Missouri and eight separate production facilities located in Jefferson City and Owensville, Missouri; Eldridge, Iowa; Frederick, Maryland; Schaumburg and Rolling Meadows, Illinois; and Leesport and Dauberville, Pennsylvania. The Jefferson City facility is our principal production facility for our four-color web presses. Certain information regarding our facilities is set forth in the table below.


FACILITY LOCATION                                     PRINCIPAL PURPOSE                   SQUARE FOOTAGE           STATUS
-----------------                                     -----------------                   --------------           ------
St.  Louis, Missouri..................  Corporate headquarters                                170,000              Owned
Jefferson City, Missouri..............  Four-color book manufacturing                         636,000              Owned
Owensville, Missouri..................  One- and two-color book manufacturing,                450,000              Owned
                                        distribution and fulfillment
Eldridge, Iowa........................  One- and two-color book manufacturing                 225,000              Owned
Frederick, Maryland...................  One-and two-color book manufacturing                  200,000              Owned
Schaumburg, Illinois..................  Book design                                            9,100               Leased
Rolling Meadows, Illinois.............  Digital pre-press and book design                     23,000               Owned
Leesport, Pennsylvania................  Printing inserts and overheads                        29,000               Owned
Dauberville, Pennsylvania.............  Precision bindery and manufacturing                   24,000               Owned




ITEM 3.  LEGAL PROCEEDINGS.

          We do not believe that there are any pending legal proceedings which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          There is no established public trading market for Holdings' common stock. As of February 28, 2003, there were approximately 18 holders of common stock of Holdings. As of December 31, 2002, Holdings had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future as it is currently restricted from doing so by the terms of the Senior Credit Facility (as defined herein).

          On March 26, 2002, Holdings issued 20,000,000 shares of its common stock to DLJ Merchant Banking Partners II, L.P. and certain of its affiliates (collectively, "DLJ Merchant Banking") in a private placement in reliance on
Section 4(2) under the Securities Act of 1933, as amended. The purchase price consisted of $20,000,000 in cash. During the last three fiscal years, Holdings has granted 450,000 options under its employee stock option plan. None of these options have been converted into common stock.




ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

          The following table summarizes certain statement of operations, balance sheet and other data for Holdings and its subsidiaries. For further information, see Part II, Item 8 -- Consolidated Financial Statements and Supplementary Data.


                                         VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                                       ------------------------------
                                                   1998(1)         1999(1)         2000(1)          2001             2002
                                                   -------         -------         -------         -------          -------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................        $    310,608    $    386,108    $    443,423   $    407,096    $    379,437
Cost of products and services...........             249,826         322,311         374,166        346,917         321,331
                                                     -------         -------         -------        -------         -------
Gross profit............................              60,782          63,797          69,257         60,179          58,106
Operating expenses(2)...................              49,482          34,143          35,747         33,317          28,630
                                                     -------         -------         -------        -------         -------
Operating income........................              11,300          29,654          33,510         26,862          29,476
Interest expense - subsidiary...........              28,625          32,111          36,855         32,144          33,557
Interest expense - subordinated exchange
   debentures(3)........................                 541           4,694           5,296          5,983           5,530
Other income (expense)..................              (1,107)            (89)           (172)          (247)          3,322
                                                     -------         -------         -------        -------          -------
Loss before income taxes................             (18,973)         (7,240)         (8,813)       (11,512)         (6,289)
Income tax provision (benefit)..........              (4,195)            855            (702)        (1,268)           (993)
                                                     -------         -------         -------        -------          -------

Net Loss................................        $   (14,778)    $     (8,095)   $     (8,111)  $   (10,244)     $    (5,296)
                                                     =======         =======          =======       =======          =======


                                                      (footnotes appear on the following page)



                                         VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                                          ------------------------------
                                                     1998(1)         1999(1)     2000(1)            2001           2002
                                                   -------         -------         -------         -------        -------
                                                                       (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...............        $      1,109    $      2,454   $     5,686    $    18,320   $     4,438
Accounts receivable.....................              45,402          59,969        57,899         46,751        49,141
Inventories.............................              33,442          31,650        36,117         23,262        32,038
Working capital.........................              34,264          40,001        66,916         36,600        55,678
Property, plant and equipment,
   net..................................             176,526         164,514       163,316        148,476       128,366
Total assets............................             463,796         453,493       466,418        430,704       420,121
Operating company debt(4)...............             346,875         347,700       364,775        341,555       315,000
Total debt..............................             373,919         379,437       401,808        384,571       350,681
Total stockholders' equity..............              35,836          27,629        19,395          8,972        22,958

OTHER DATA:
Depreciation and amortization(5)........        $     34,792    $     40,327   $    43,459    $    47,319   $    29,484
LIFO pre-tax adjustment(6)..............                (808)            704           281            258          (102)
Special consulting expenses(7)..........               1,483           2,926         2,149            578         2,453
Restructuring charge(8).................                  --              --            --          1,476            --
Impairment charge(9)....................              18,500              --            --             --            --
Ratio of earnings to fixed charges
   (10).................................                0.4x            0.8x           0.8x           0.7x          0.8x
Capital expenditures....................              14,860          22,639        28,132         23,876        12,657
Net cash provided by operating
   activities...........................              16,515          20,628        39,941         59,617        26,709
Net cash used in investing
   activities...........................            (150,193)        (20,109)      (52,528)       (23,703)       (6,394)
Net cash provided by (used in) financing
   activities...........................             125,398             825        15,818        (23,279)      (34,207)
EBITDA(11)..............................              44,621          69,581        76,326         73,669        62,013



___________

(1) We acquired Bawden Printing in January 1998 (which was subsequently merged into Von Hoffmann Graphics, Inc.), H&S Graphics and Preface in June 1998, Custom Printing Company, Inc. in July 1998 (which also was subsequently merged into Von Hoffmann Graphics, Inc.) and Precision in March 2000. In February 2002, Von Hoffmann Graphics, Inc. was merged into Von Hoffmann Press, Inc. and the surviving entity was renamed "Von Hoffmann Corporation". The results of operations of these acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our results of operations for the periods prior to these acquisitions may not be comparable to our results of operations for subsequent periods.

(2) Operating expenses include selling and administrative expenses, special consulting expenses, restructuring charge, impairment charge and recapitalization charge. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company no longer amortizes goodwill. For the fiscal years ending December 31, 1998, 1999, 2000 and 2001, the Company amortized $8.3 million, $8.4 million, $8.9 million, and $9.1 million, respectively, in goodwill, which was reflected in operating expenses.

(3) Holdings' obligation to make cash interest payments with respect to its Subordinated Exchange Debentures (as defined herein) is subject to its subsidiaries' ability to pay dividends under applicable law, the terms of their outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash dividends. Our Senior Credit Facility restricts such payments. Accordingly, Holdings does not currently make, and in the foreseeable future does not intend to make, cash interest payments on the Subordinated Exchange Debentures.

(4) Operating company debt reflects the debt of the Company but excludes Holdings' Subordinated Exchange Debentures in the amount of $27.0 million, $31.7 million, $37.0 million, $43.0 million, and $35.7 million for the periods presented, respectively.

(5) Includes depreciation and amortization that is included within operating income and excludes amortization of deferred financing costs, which is classified in interest expense-subsidiary. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company no longer amortizes goodwill. For the fiscal years ending December 31, 1998, 1999, 2000 and 2001, the Company amortized $8.3 million, $8.4 million, $8.9 million, and $9.1 million, respectively, in goodwill.

(6) The LIFO pre-tax adjustment, which is reflected in cost of products and services, reflects an annual adjustment to record inventory on the last-in, first-out method.

(7) Special consulting expenses relate to the fees paid under the financial service agreement with Credit Suisse First Boston Corporation ("CSFB") and costs incurred for consulting services used in assisting in the acquisition integration process.

(8) Restructuring charge represents the cost for employee severance and equipment relocation related to certain sheet-fed, plate-making and book-binding operations of our company.

(9) Impairment charge relates to the goodwill impairment of the carrying value of the H&S Graphics acquisition as a result of a material and permanent reduction in forecasted cash flows for the operation.

(10) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as loss before income taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred financing costs). For the fiscal years ending December 31, 1998, 1999, 2000, 2001 and 2002, additional earnings of $19.0 million, $7.2 million, $8.8 million, $11.5 million and $6.3 million would have been required to cover fixed charges during the years, respectively.

(11) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. EBITDA should not be considered a substitute for cash flow from operations, net earnings or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of our profitability or liquidity. EBITDA does not give effect to the cash we must use to service our debt, if any, or pay our income taxes and thus does not reflect the funds actually available for capital expenditures or other discretionary uses. During the periods reflected, our EBITDA was affected by LIFO pre-tax adjustments, special consulting expenses, restructuring charge, impairment charge and recapitalization charge. Our presentation of EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the method of calculation. It is included herein to provide additional information with respect to our ability to meet our consolidated debt service, capital expenditure and working capital requirements. EBITDA is calculated as follows:


                                                         EBITDA RECONCILIATION


                                                                                  FISCAL YEAR ENDED DECEMBER 31,
                                                                  1998           1999          2000           2001           2002
                                                             -------------- -------------- -------------- ------------- ------------
Net Loss                                                      $  (14,778)     $  (8,095)   $  (8,111)     $  (10,244)     $  (5,296)
Reconciliation to EBITDA
     Income tax provision (benefit)                               (4,195)           855         (702)         (1,268)          (993)
     Interest income                                                (364)          (311)        (471)           (265)          (269)
     Interest expense - subsidiary                                28,625         32,111       36,855          32,144         33,557
     Interest expense - subordinated exchange debentures
                                                                     541          4,694        5,296           5,983          5,530
     Depreciation and amortization                                34,792         40,327       43,459          47,319         29,484

                                                             -------------- -------------- -------------- ------------- ------------
EBITDA                                                        $   44,621     $   69,581     $ 76,326      $   73,669      $  62,013
                                                             ============== ============== ============== ============= ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

           Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality. Our sales of instructional materials, from which we derived 71% of our net sales in 2002, are also affected over the long term by demographic trends in ELHI and college enrollment.

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

           Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the commercial market we serve is also sensitive to economic conditions.

           Over the past three years, our net sales have decreased from $443.4 million in 2000 to $379.4 million in 2002. The negative trend in net sales was primarily attributable to the cyclical nature of the instructional materials market as driven by the state adoption process which peaked to a degree in 2000. According to Veronis Forecast, growth within the ELHI instructional materials market in 2000 was approximately 13% while declining to approximately 8% and 2% in 2001 and 2002, respectively. In addition, the major educational publishers built up inventories in 2000 in anticipation of continued strength in 2001, which did not occur. These factors have impacted sales declines over the past few years, along with relatively limited adoption activity. Few adoptions of any note, by major states and/or disciplines, were completed in 2002. As a result, net sales within the front-end portion of our business were impacted. However, we believe the negative sales trend has, at a minimum, stabilized as we enter 2003.

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

           During 2001, we reduced the workforce and closed, transferred and consolidated certain manufacturing locations (the "Restructuring"). In particular, we closed the sheet-fed printing, stripping, and platemaking operations of our St. Louis, Missouri manufacturing locations, transferring a majority of those operations to the Owensville, Missouri one and two-color book manufacturing location. Additionally, we reduced the workforce within our St. Louis, Missouri manufacturing location. We also closed our four-color bindery operation in our Owensville, Missouri location, consolidating the four-color bindery operation and certain related assets into our Jefferson City, Missouri, manufacturing location. As a result of the Restructuring, we recorded total restructuring expenses of approximately $1,476,000 consisting mainly of employee severance and equipment relocation costs in 2001. We have no remaining liability associated with the Restructuring.

           The comparability of our results of operations have been affected during the last two years by the June 2001 pronouncements by the Financial Accounting Standards Board (FASB) of SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under these pronouncements, effective for fiscal years beginning after December 15, 2001, goodwill is no longer be amortized but is subject to annual impairment tests. Other intangible assets continued to be amortized over their useful lives.

           We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. As a result, we no longer amortize goodwill for acquisitions, including our acquisition by our majority stockholder. Accordingly, we did not record any amortization for goodwill in 2002 as compared to the $9.1 million recorded in 2001.


RECAPITALIZATION RESTATED TO A PURCHASE

           We treated DLJ Merchant Banking's 1997 acquisition of a controlling interest in Holdings as a recapitalization on the basis that ZS VH L.P. (together with ZS VH II L.P. as the context requires "ZS"), and certain of its affiliates, which collectively had owned a controlling interest in Holdings, retained an ownership interest of approximately 10.0% in Holdings after the acquisition transaction. As a result of treating the transaction as a recapitalization, Holdings did not give purchase accounting treatment to the transaction and did not record goodwill. On June 20, 2002, ZS sold their remaining interest in Holdings to us. The purchase price paid for ZS's interest came from cash on hand of Holdings, which cash came from proceeds from DLJ Merchant Banking's equity contribution in March 2002. As a result of the sale, there is no longer continuity in the share ownership of Holdings pre- and post-acquisition. Accordingly, we have restated our financial statements on the basis that there has been a retroactive change in reporting entity as of May 25, 1997, the date of DLJ Merchant Banking's original acquisition, and given the transaction purchase accounting treatment from that date. As a result of the change, our gross profit for 2000 and 2001 decreased by $12.3 million and $12.5 million, respectively. Our EBITDA for those periods remains consistent with previously reported amounts. The selected financial information and consolidated financial statements contained in this filing reflect the restatement of our financial statements to apply purchase accounting from the acquisition date. See "Note 2 to Notes to Consolidated Financial Statements."


RESULTS OF OPERATIONS

           Our net sales represent our per-book charges for each book manufactured; fees for pre-press, composition and creative work; set-up charges for each print run; the sale of paper for use in the production of instructional materials; and charges for fulfillment and distribution of books.

           Our cost of products and services consists primarily of the cost of paper, ink and bindery materials, depreciation, manufacturing overhead and labor costs. Paper costs are incurred both through our paper management programs, which include special arrangements on payment, inventorying and billing among our company, the paper company and the customer, as well as direct purchases of paper by us for specific customer orders. In both cases, paper costs generally flow through to the customer. Ink and bindery materials are direct material inputs to our manufacturing process in the production of a book. We depreciate our plant and equipment using straight-line or accelerated methods over their estimated useful lives. This depreciation is included as a direct cost of products and services. Manufacturing overhead includes a range of costs such as electrical power, maintenance costs, supervisory salaries, insurance and real estate taxes. Labor costs are divided into direct and indirect components. Direct labor includes all crews working on the production of books and other materials along with associated fringe-benefit costs. Indirect labor includes all supervisory compensation and benefit costs along with the cost of other employees not directly involved in the production process.

           Our operating expenses represent selling and administrative expenses, special consulting expenses and a restructuring charge incurred in 2001. Selling and administrative expenses consist primarily of the compensation of, and cost of benefits for, our administrative and sales personnel as well as amortization of goodwill and certain amounts allocated in respect of non-competition agreements made in connection with our acquisition of H&S Graphics, our digital pre-press and composition business. Additionally, our selling and administrative costs include corporate expenses such as legal, audit and other professional fees and telephone and travel costs. Our special consulting expenses relate to the costs incurred for fees paid under the financial services agreement with CSFB and consulting services used in assisting in the acquisition integration process. Restructuring charge includes the costs associated with the closure of our bindery in Owensville, Missouri and our St. Louis sheet-fed operations.

           Interest expense--subsidiary represents the consolidated interest expense on the debt of Von Hoffmann and its subsidiaries, which consists of a Senior Secured Credit Agreement, dated as of March 26, 2002 (as amended the "Senior Credit Facility"), 10.25% senior notes due 2009 (the "2009 Senior Notes") and 10.375% senior subordinated notes due 2007 (the "2007 Senior Subordinated Notes"). Interest expense--subordinated exchange debenture relates to interest on the 13.5% subordinated exchange debentures due 2009 of Holdings (the "Subordinated Exchange Debentures"), which Holdings issued in exchange for its then outstanding senior exchangeable preferred stock in 1998. The Subordinated Exchange Debentures bear interest at 13.5% per annum. At any time cash interest payments are prohibited, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our Senior Credit Facility restricts such payments. Accordingly, Holdings does not currently make, and in the foreseeable future does not intend to make, cash interest payments on the Subordinated Exchange Debentures.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

          Net sales. Net sales decreased $27.7 million, or 6.8%, from $407.1 million in 2001 to $379.4 million in 2002. The decrease was primarily attributable to decreased volume in sales to the instructional materials market, particularly during the first quarter of 2002. The overall decrease in sales throughout the instructional materials industry was caused by a softening economy, reduced budgets at the state and local levels as well as a reduction in textbook adoption activity in the major adoption states in 2002. The decrease was partially offset by growth within the one and two-color commercial market as well as the introduction of four-color non-educational work in our largest facility, Jefferson City, during the fourth quarter.

          Cost of products and services. Costs of products and services decreased $25.6 million, or 7.4%, from $346.9 million for 2001 to $321.3 million for 2002. As a percentage of net sales, costs of products and services decreased from 85.2% for 2001 to 84.7% for 2002. The decrease in costs of products and services as a percentage of net sales represents the impact of reduced depreciation expense, approximately $8.5 million, in 2002. A significant level of assets within the Jefferson City facility became fully depreciated. If depreciation was recorded at the same level as in 2001, costs of products and services in 2002 would be 87.0% of 2002 net sales reflecting the fixed nature of operations on lower net sales. While initiatives continually are taken to improve our cost position, the initiatives were not sufficient to fully offset the impact of lower sales volumes.

          Gross profit. Gross profit decreased $2.1 million, or 3.4%, from $60.2 million in 2001 to $58.1 million in 2002. As a percentage of net sales, gross margins were 14.8% in 2001 as compared to 15.3% for the corresponding period in 2002. Assuming the same level of depreciation in 2002 as in 2001, gross profit as percentage of net sales was 13.0%. The change in gross margin is the result of the factors discussed above in net sales and costs of products and services.

          Operating expenses. Operating expenses decreased $4.7 million, or 14.1%, from $33.3 million in 2001 to $28.6 million in 2002. The decrease was primarily attributable to the reduction of amortization expense by $9.1 million related to the adoption of SFAS No. 142, Goodwill and Other Intangibles, under which goodwill related to business acquisitions is no longer amortized. In addition, we recognized approximately $1.5 million in restructuring charges in 2001 as discussed above. The overall decrease was offset by a $1.8 million payment made to Robert Uhlenhop, our former president and chief executive officer, as part of an amendment made to his employment agreement in June 2002. The overall decrease was also offset by special consulting expenses of $1.0 million paid to CSFB, an affiliate of DLJ Merchant Banking, our principal stockholder, in connection with the formulation of financial strategies, including in connection with securing our Senior Credit Facility and the issuance of our 2009 Senior Notes in March 2002. In addition, we incurred $0.7 million in severance related to management changes involving our chief executive officer and chief financial officer, as well as incremental professional fees and special consulting expenses associated with the issuance of the 2009 Senior Notes, our new Senior Credit Facility and the exchange offers involving the 2007 Senior Subordinated Notes, the 2009 Senior Notes and the Subordinated Exchange Debentures, as well as the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc.

          Gain (loss) on disposal of depreciable assets. During 2002, we reflected a gain on disposal of depreciable assets of $2.8 million as compared to a loss on disposal of $0.5 million during 2001. The 2002 gain reflected the disposition of our corporate jet, which resulted in a gain of approximately $4.2 million, but such gain was offset by losses on various sales of equipment.

          Gain on debt extinguishment, net. On March 26, 2002, Von Hoffmann entered into the Senior Credit Facility which provides for loans of up to $90.0 million. In addition, Von Hoffmann issued $215.0 million of the 2009 Senior Notes, which bear interest at a rate of 10.25%. The proceeds from these transactions were used to pay off all outstanding balances under our prior credit agreement. As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million.
 During the third quarter of 2002, Holdings, purchased approximately 28.3% of its outstanding Subordinated Exchange Debentures for approximately $9.5 million, using proceeds from DLJ Merchant Banking's $20 million investment in Holdings in March of 2002. Holdings was able to purchase these debt instruments at a value less than their carrying value and consequently we recognized a gain of $3.4 million.

          Interest expense -- subsidiary. Interest expense -- subsidiary, increased $1.5 million, or 4.4%, from $32.1 million in 2001 to $33.6 million in 2002. The increase was primarily attributable to a higher average borrowing rate of 9.53% in the 2002 period as compared to our average borrowing rate of 8.45% in the 2001 period. The higher average borrowing rate reflected the Von Hoffmann's issuance in March 2002 of $215.0 million in 2009 Senior Notes at a fixed interest rate of 10.25%. The proceeds from this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

          Interest expense -- subordinated exchange debentures. Interest expense -- subordinated exchange debentures decreased $0.5 million, or 7.6%, from $6.0 million for 2001 to $5.5 million in 2002. The decrease resulted from Holdings' repurchase of approximately 28.3% of its outstanding Subordinated Exchange Debentures, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the debenture. Such repurchase was financed with proceeds from DLJ Merchant Banking's $20 million investment in Holdings in March of 2002.

          Income tax benefit. During 2002, we recorded a $1.0 million tax benefit, representing a 15.8% effective tax rate, from a loss before income taxes. As part of this benefit, we recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with Holdings' Subordinated Exchange Debentures will not be deductible. In 2001, we recorded a $1.3 million tax benefit, representing an 11.0% effective tax rate, from a loss before income taxes. The 2001 results were impacted by certain amortization of goodwill related to acquisitions which are non-deductible for tax purposes. With the adoption of SFAS No. 142, Goodwill and Other Intangibles in 2002, we no longer amortize goodwill for accounting purposes.

          Net loss. Net loss for 2002 was $5.3 million in 2002 compared to net loss of $10.2 million in 2001. The reduction in net loss was primarily attributable to reduction in depreciation and amortization expense as discussed above within costs of products and services sold and operating expenses and the current year gain on disposal of depreciable assets.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

          Net sales. Net sales decreased by $36.3 million, or 8.2%, from $443.4 million in 2000 to $407.1 million in 2001. This decrease was attributable primarily to a decrease in sales to the instructional materials market due, in part, to a general decline in sales throughout the instructional materials manufacturing industry caused by a softening economy and smaller budgets at the state and local levels. Additionally, educational publishers were holding excess inventories at the end of 2000, which significantly impacted their order levels in 2001, particularly in the second half of the year as the economy continued to slow.

          As a result of the decrease in sales, we conducted a thorough review of our manufacturing capacity against our anticipated demand levels. This process resulted in the closure of our Mid-Missouri Graphics bindery operation in Owensville, Missouri in September, 2001, which was consolidated into our Jefferson City, Missouri operations. Other selective cost reductions were implemented throughout the last half of 2001, including manning reductions, overhead eliminations and hiring freezes.

          Cost of products and services. Cost of products and services decreased by $27.3 million, or 7.3%, from $374.2 million in 2000 to $346.9 million in 2001. The primary reason for the decrease in our cost of products and services was the impact of the decline in sales volume on our variable costs. Also, sale of scrap items, including waste paper and consumed aluminum printing plates, which are offset against cost of products and services, decreased by 50% in dollar value due to lower prices in these markets and lower volumes generated in our plants due to lower sales levels. As a percentage of net sales, cost of products and services increased from 84.4% during 2000 to 85.2% during 2001. This increase was a result of lower sales volumes and the semi-fixed nature of the labor component in our cost structure. While initiatives were taken to address our cost position in 2001, they were not sufficient to fully offset the impact of the lower sales volumes on our operations.

          Gross profit. Gross profit for 2001 decreased by $9.1 million, or 13.1%, from $69.3 million in 2000 to $60.2 million for 2001. Gross profit, expressed as a percentage of net sales, was 15.6% for 2000, compared to 14.8% for 2000. This reduction in gross profit was attributable to higher headcount within our four-color textbook manufacturing operations in the first half of 2001 and lower scrap volume, price and lower activity levels in our operations in the second half of 2001.

          Operating expenses. Operating expenses decreased by $2.4 million, or 6.8%, from $35.7 million for 2000 to $33.3 million in 2001. This decrease was primarily attributable to reductions in incentive compensation payouts in 2001 based on the deteriorated performance in comparison to 2000.

          Interest expense--subsidiary. Interest expense--subsidiary, decreased $4.8 million, or 12.8%, from $36.9 million in 2000 to $32.1 million in 2001. This decrease was a result of lower interest rates reducing our borrowing costs on the variable interest component of our debt, along with lower average borrowings under the revolving component of our then existing senior credit facility. During 2001, the average annual interest rate, excluding amortization of debt issuance costs, was 8.45% for the senior and subordinated debt compared to a 9.39% rate for 2000. Our interest rate hedge of $63.0 million expired in December 2000 and has not been replaced, allowing us to benefit from the lower interest rates that prevailed in 2001.

          Interest expense--subordinated exchange debentures. Interest expense--subordinated exchange debentures increased $0.7 million, or 13.0%, from $5.3 million in 2000 to $6.0 million in 2001. This increase resulted from the interest compounding effect on the accretion of this debenture.

          Income tax benefit. Income tax benefit increased $0.6 million, from $0.7 million in 2000 to $1.3 million in 2001, due to a higher level of pre-tax losses in 2001, partially offset by the impact of non-deductible goodwill and taxable income allocations among the states in which we do business changing our effective tax rate.

          Net loss. Net loss increased $2.1 million, or 26.3%, from $8.1 million in 2000 to $10.2 million in 2001. The increased net loss in 2001 primarily resulted from the impact of lower sales described above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

           During the past three years, our principal sources of funds were cash generated from our operating activities and long-term borrowings. We used cash mainly for capital expenditures, working capital and debt service. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations and capital expenditures.

HISTORICAL CASH FLOWS

Cash Provided by Operating Activities

          Cash provided by operations for 2002 was $26.7 million compared to $59.6 million for 2001, a decrease of 55.2%. In 2001, we reduced our net investment in working capital to lower levels as a result of reduced activity levels. The 2002 reduced cash flow reflects additional cash requirements to increase net investment in working capital to produce at more typical levels in 2002.

          Cash provided by operations for 2001 was $59.6 million, compared to $39.9 million for 2000, an increase of 49.3%. The increased level of cash provided by operating activities primarily resulted from $24.0 million in reductions of accounts receivable and inventory. These reductions were attributable to aggressive efforts to reduce investments in working capital and a reduction in business levels in the second half of the year.

Cash Used in Investing Activities

          Net cash used in investing activities for 2002 was $6.4 million, compared to $23.7 million for 2001. The reduction was primarily driven by reduced capital expenditures as we shifted our focus to achieving manufacturing efficiencies as opposed to capacity enhancement. In addition, our 2002 results included net proceeds primarily from the sale of certain non-core assets, our corporate jet aircraft and a condominium we owned in New York, New York, for an aggregate of approximately $5.4 million in 2002.

          Net cash used in investing activities for 2001 was $23.7 million, compared to $52.5 million for 2000, a decrease of 54.9%. The decrease in cash used in investing activities was primarily due to the Precision acquisition for approximately $25.3 million, which occurred in 2000.

Cash Used in Financing Activities

          Net cash used in financing activities for 2002 was $34.2 million compared to $23.3 million in 2001. The cash used in financing activities during 2002 primarily resulted from certain debt and equity transactions (as discussed below) while cash used in financing activities in 2001 was restricted principally to revolver borrowings and senior debt amortization (as discussed below).

          On March 26, 2002, we entered into the Senior Credit Facility, which incorporates a revolving loan commitment of $90.0 million. At our one-time option, the available borrowings may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase and available borrowing base. On March 26, 2002, we also issued the 2009 Senior Notes raising gross proceeds of $215.0 million. The proceeds from the Senior Credit Facility and the 2009 Senior Notes were used to pay off all outstanding balances under our prior senior credit facility and pay related fees. Holdings also issued 20,000,000 shares of common stock to its majority stockholder for $20.0 million on March 26, 2002, and approximately $9.5 million of those proceeds was used to purchase approximately 28.3% of the Subordinated Exchange Debentures on the open market. During the last seven months of 2002, Holdings purchased approximately 8.4 million shares from ZS, Robert Uhlenhop, our former chief executive officer, and other former employees for $8.4 million.

          Net cash used in financing activities was $23.3 million for 2001, compared to net cash provided by financing activities of $15.8 million for 2000. The difference is primarily due to the repayment of $14.0 million of debt under the prior senior credit facility in 2001, compared with drawing $23.5 million under our prior credit facility in 2000.

CAPITAL EXPENDITURE REQUIREMENTS

           Capital expenditures for 2002 were $12.7 million compared to $23.9 million for 2001. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We expect our capital expenditures for 2003 to be approximately $12.0 million to $15.0 million, based on a capital expenditure program directed at productivity within the press and binding operations. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

DEBT SERVICE REQUIREMENTS

           Our Senior Credit Facility provides for revolving loans of up to $90.0 million. The facility is secured by accounts receivable, inventory and property, plant and equipment and at our option, may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase. The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets. We also have $215.0 million aggregate principal amount of the 2009 Senior Notes and $100.0 million aggregate principal amount of the 2007 Senior Subordinated Notes outstanding. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our Senior Credit Facility prohibits the payment of such cash interest. The principal amount outstanding on the Subordinated Exchange Debentures as of December 31, 2002 was $37.4 million (on an accreted basis). As of December 31, 2002, we had total indebtedness of $350.7 million and based upon our borrowing base had $73.0 million available under the revolving portion of our Senior Credit Facility, after excluding $1.35 million of letters of credit outstanding under that facility.

           Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled payments of interest on our notes and payments of interest on the borrowings under our Senior Credit Facility. Our ability to make payments on and to refinance our indebtedness, including our Senior Credit Facility, our notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility, the securities, or to fund our other liquidity needs.

INFLATION

           The impact of inflation on our operations has not been significant to date. We cannot predict what effect future inflation rates will have on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

           No recent accounting pronouncements have been issued that we believe will have a material impact to our operations.

CRITICAL ACCOUNTING POLICIES

           Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recovery of inventories, property, plant and equipment and goodwill. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies outlined in Note 1 of the Consolidated Financial Statements and which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

INVENTORIES

           We value substantially all of our inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories include material, labor and manufacturing overhead. We record a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

REVENUE RECOGNITION

           The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 101, we recognize revenue when the specific project is complete as determined by the contractual agreement.

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

GOODWILL

           Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this new rule, goodwill is no longer amortized, but is subject to annual impairments. Other intangible assets continue to be amortized over their useful lives. In addition to the annual impairment reviews, goodwill is reviewed for impairment whenever events and changes in market conditions or poor operating results indicate a decline in value thereby potentially requiring an impairment charge. If we determine the carrying value of goodwill may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of goodwill exceeds its fair value. Fair value is measured based on an earnings multiple method using current industry standards and current internal operating performance. We believe that the estimates used in determining fair values are reasonable, however, changes in these current factors used to determine fair values could materially effect the evaluations.

           In 2002, the Company performed a transitional test upon adoption as well as its annual test during the fourth quarter. We did not recognize any impairment of goodwill in connection with these tests.


GENERAL RISKS AND UNCERTAINTIES

WE HAVE A NARROW PRODUCT RANGE AND OUR BUSINESS WOULD SUFFER IF OUR PRODUCTS BECOME OBSOLETE OR CONSUMPTION OF THEM DECREASED.

           We derive a significant portion of our net sales from customers in the business of publishing textbooks intended for the ELHI and college markets. Therefore, we are dependent upon the sale of books to these markets. Our business would suffer if consumption of these products decreased or if these products became obsolete. Our business could be adversely affected by factors such as changes in the funding of large institutional users of books such as elementary and high schools and colleges and universities.


OUR RESULTS OF OPERATIONS ARE DEPENDENT ON OUR PRINCIPAL PRODUCTION FACILITY FOR FOUR-COLOR EDUCATIONAL TEXTBOOKS.

           Approximately 50% of our net sales and 53% of our earnings before interest, taxes, depreciation and amortization for 2002 were generated from our Jefferson City, Missouri production facility where we manufacture, among other products, our four-color educational textbooks. Any disruption of our production capabilities at this facility for a significant term could adversely effect our operating results. While we maintain levels of insurance we believe to be adequate to protect against significant interruption in operations at our Jefferson City facility, there is no assurance that any proceeds from insurance would be sufficient to return such facility to operational status or that we could relocate our operations from such facility without incurring significant costs, including the possible loss of customers during any period during which production is interrupted.


OUR BUSINESS IS SUBJECT TO SEASONAL AND CYCLICAL FLUCTUATIONS IN SALES.

           We experience seasonal fluctuations in our sales. The seasonality of the ELHI market is significantly influenced by state and local school book purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements. This places significant pressure on publishers and textbook manufacturers to monitor production and distribution accurately to satisfy these delivery requirements.

           We also experience cyclical fluctuations in our sales. The cyclicality of the ELHI market is primarily attributable to the textbook adoption cycle. Industry sales volume gains or losses in any year are principally due to shifts in adoption schedules and the availability of state and local government funding. Numerous states and localities are under budgetary constraints and are currently addressing deficit positions, which could result in short-term funding reductions for these materials and may delay future adoptions. To a lesser extent, the cyclicality of our business is also attributable to fluctuations in paper prices. Actual or perceived changes in paper prices will result in fluctuations in purchases by our customers and, accordingly, impact our sales in a given year. Lower than expected sales by us during the adoption period or a general economic downturn in our market or industry could have a material adverse effect on the timing of our cash flows and, therefore, on our ability to service our obligations with respect to the notes and our other indebtedness.


OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

           We have a significant amount of indebtedness. As of December 31, 2002, we had total indebtedness of $350.7 million and had $73 million available under the revolving portion of our Senior Credit Facility, after excluding $1.35 million of letters of credit outstanding under that facility.

   Our substantial indebtedness could have important consequences. For example, it could:

      o     make it more difficult for us to satisfy our financial obligations;

      o increase our vulnerability to general adverse economic and industry conditions;

      o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate needs;

      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; o result in higher interest expense in the event of increases in interest rates as some of our debt is, and will continue to be, at variable rates of interest;

      o place us at a competitive disadvantage compared to our competitors that have less debt; and o limit our ability to borrow additional funds.

           In addition, the indentures governing the 2009 Senior Notes and the 2007 Senior Subordinated Notes and our Senior Credit Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict our ability to:

      o     incur additional indebtedness;

      o     create liens;

      o     pay dividends or make other equity distributions;

      o     purchase or redeem capital stock;

      o     make investments;

      o     sell assets;

      o incur restrictions on the ability of subsidiaries to make dividends or distributions;

      o     engage in transactions with affiliates; and

      o     effect a consolidation or merger.

           The indenture governing the Subordinated Exchange Debentures limits or restricts our ability to pay dividends or make other equity distributions or purchase or redeem capital stock.

           These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our Senior Credit Facility requires us to comply with certain financial ratios and our ability to borrow under it is subject to borrowing base requirements. Our ability to comply with these ratios may be affected by events beyond our control. If we breach any of the covenants in our Senior Credit Facility or our indentures, or if we are unable to comply with the required financial ratios, we may be in default under our Senior Credit Facility or our indentures. If we default, the holders of the 2009 Senior Notes or 2007 Subordinated Notes or lenders under our Senior Credit Facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable. If we were unable to repay the borrowings under our Senior Credit Facility when due, the lenders under the Senior Credit Facility could also proceed against the collateral granted to them. Currently, we are in compliance with all of our restrictive covenants.

ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY OF PAPER OR OTHER RAW MATERIALS COULD DELAY PRODUCTION AND ADVERSELY AFFECT OUR SALES.

           We rely on independent suppliers for key raw materials, principally paper, ink, bindery materials and adhesives, which may be available only from limited sources. Although supplies of our raw materials currently are adequate, shortages could occur in the future due to interruption of supply or increased industry demand.

           In addition, we do not have long-term contracts with any of our suppliers. We cannot assure you that these suppliers will continue to provide raw materials to us at attractive prices, or at all, or that we will be able to obtain such raw materials in the future from these or other providers on the scale and within the time frames we require. Although we believe we can obtain paper and other raw materials from alternate suppliers, any failure to obtain such raw materials on a timely basis at an affordable cost, or any significant delays or interruptions of supply could have a material adverse effect on our business, financial condition and results of operations.


A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF THEM AS CUSTOMERS.

           Our business depends on a limited number of customers. Our customers include, among others, approximately 50 autonomous divisions of the four major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. Combining division sales, these four publishers accounted for approximately 42% of our net sales during 2002. We do not have long-term contracts with any of these customers. Accordingly, our ability to retain or increase our business often depends upon our relationships with each customer's divisional managers and senior executives. One or more of these customers may stop buying textbook manufacturing from us or may substantially reduce the amount of textbooks we manufacture for it. Any cancellation, deferral or significant reduction in manufacturing sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.


WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

           Competition in our industry is intense. In particular, the educational textbook manufacturing market is concentrated and is served by large national printers and smaller regional printers. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Since the textbook manufacturing process represents a small percentage of the total cost to publish a textbook, providers of textbook manufacturing have traditionally competed on the bases of quality of product, customer service, availability of printing time on appropriate equipment, timeliness of delivery and, to a lesser extent, price. We believe that maintaining a competitive advantage will require continued investment by us in product development, manufacturing capabilities and sales and marketing. We cannot assure you that we will have sufficient resources to make the necessary investments to do so, and we cannot assure you that we will be able to compete successfully in our market or against our competitors. Accordingly, new competitors may emerge and rapidly acquire market share.


IF WE DO NOT RETAIN OUR KEY PERSONNEL AND ATTRACT AND RETAIN OTHER HIGHLY SKILLED EMPLOYEES, OUR BUSINESS COULD SUFFER.

           If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, maintain the quality of our products and provide acceptable levels of customer service could suffer. The success of our business depends heavily on the leadership of our senior management personnel and certain other key employees. If any of these persons were to leave our company it could be difficult to replace them, and our business could be harmed.

           Our success also depends on our ability to recruit, retain and motivate highly skilled personnel. We believe that our success is attributable largely to the experience and stability of our labor force and our experienced and relatively stable workforce is one of our most significant assets. As our workforce ages and retirements occur, we may need to replace a significant portion of our skilled labor. Competition for these persons is intense, and we may not be successful in recruiting, training or retaining qualified personnel. Our productivity and growth depends on our ability to attract and retain additional qualified employees, and our failure to replace or expand our existing employee base could have a material adverse effect on our ability to grow.


PRINCIPAL SHAREHOLDER'S INTERESTS MAY CONFLICT WITH DEBT HOLDERS.

           DLJ Merchant Banking and certain of its affiliates own approximately 98.4% of Holdings' outstanding common stock. Holdings owns 100% of Von Hoffmann's common stock. As a result, DLJ Merchant Banking is in a position to control all matters affecting us, and may authorize actions or have interests that could conflict with your interests.


WE COULD FACE CONSIDERABLE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING OUR ACQUISITION STRATEGY.

           As part of our growth strategy, we may consider acquiring complementary businesses. We cannot assure you that future acquisition opportunities will exist or, if they do, that we will be able to finance those opportunities. The indentures governing the 2009 Senior Notes, 2007 Senior Subordinated Notes, Subordinated Exchange Debentures and our Senior Credit Facility contain covenants that limit our ability to incur additional indebtedness which could limit our ability to finance such acquisitions. Future acquisitions could result in us incurring debt and contingent liabilities or incurring impairment charges with respect to goodwill. Risks we could face with respect to acquisitions also include:

      o difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

      o risks of entering markets in which we have no or limited prior experience;

      o potential loss of employees; o diversion of management's attention away from other business concerns; and

      o expenses of any undisclosed or potential legal liabilities of the acquired company.

           The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or at all.


WE MAY BE REQUIRED TO MAKE SIGNIFICANT CAPITAL EXPENDITURES IN ORDER TO REMAIN TECHNOLOGICALLY AND ECONOMICALLY COMPETITIVE.

           Production technology in the printing industry has evolved and continues to evolve. Although we have invested approximately $102 million in equipment and plant expansions (excluding equipment obtained in acquisitions) over the past five years and do not currently forecast any further major expenditure, the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. We cannot assure you that we would be able to fund any such investments. Our failure to invest in new technologies could have a material adverse effect on our business, financial condition or results of operations.


WE ARE SUBJECT TO SIGNIFICANT ENVIRONMENTAL REGULATION AND ENVIRONMENTAL COMPLIANCE EXPENDITURES AND LIABILITIES.

           Our businesses are subject to many environmental and health and safety laws and regulations, particularly with respect to the generation, storage, transportation, disposal, release and emission into the environment of various substances. We believe we are in substantial compliance with these laws. Compliance with these laws and regulations is a significant factor in our business. Some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future and more stringent laws or regulations could be enacted. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

           Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances or developments with respect to contamination will not require significant expenditures by us.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are exposed to market risk from changes in interest rates. At December 31, 2002, we did not have outstanding borrowings under our Senior Credit Facility at variable rates. Substantially all of our outstanding long term debt is at fixed interest rates. Therefore, our exposure to interest rate fluctuations is immaterial.

          Two customers and their affiliates accounted approximately 27.9% of our 2002 net sales, and approximately 15.6% of December 31, 2002 accounts receivable, respectively. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as by thoroughly analyzing new accounts to effectively manage our exposure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

           The names of our directors and executive officers and their respective ages and positions are as follows:


VON HOFFMANN HOLDINGS INC.  "HOLDINGS"

Name                                              Age     Position
----                                              ---     --------
Robert S. Christie(2).........................     49     Chairman of the Board and Director
Robert S. Mathews(2)(3)*......................     51     Chief Executive Officer, President and Director
Gary C. Wetzel................................     38     Senior Vice President, Chief Financial Officer and Treasurer
David F. Burgstahler(2)(3)....................     34     Vice Chairman of the Board and Director
Nicole S. Arnaboldi...........................     44     Director
James A. Quella(3)............................     53     Director
Robert A. Uhlenhop............................     59     Director
Harold E. Layman(2) ..........................     56     Director



VON HOFFMANN CORPORATION  "VON HOFFMANN"

Name                                              Age     Position
----                                              ---     --------
Robert S. Christie(1).....................        49      Chairman of the Board and Director
Robert S. Mathews(1)*.....................        51      Chief Executive Officer, President, Chief Operating Officer and
                                                          Director
Gary C. Wetzel............................        38      Senior Vice President, Chief Financial Officer and Treasurer
Ron M. Garrison...........................        52      Senior Vice President of Manufacturing
Jack R. Field.............................        45      Senior Vice President of Sales and Marketing
Craig A. Nelson...........................        56      Senior Vice President of Human Resources
Andrew D. Ortstadt........................        44      Chief Information Officer
David F. Burgstahler......................        34      Director
James A. Quella(1)........................        53      Director
Harold E. Layman..........................        56      Director

___________
* Chairman, Chief Executive Officer, President and Director of H&S Graphics, Preface, and Precision.

(1)        Member of the Operations Review Committee of Von Hoffmann.

(2)        Member of the Audit Committee of Holdings.

(3)        Member of the Compensation Committee of Holdings.

          Nicole S. Arnaboldi was appointed as a director of Holdings in January of 2003. She is the Managing Director and Chief Operating Officer of Funds Management at CSFB's Private Equity Group. Ms. Arnaboldi joined Donaldson, Lufkin & Jenrette in 1993 after six years with The Sprout Group, Donaldson, Lufkin & Jenrette's venture capital affiliate, and was named a Managing Director in 1996. Ms. Arnaboldi serves on the investment committee of several of CSFB Private Equity's funds. Ms. Arnaboldi received a B.A. magna cum laude from Harvard College in 1980, and in 1985 received a J.D. cum laude from Harvard Law School and an M.B.A. with high distinction from Harvard Business School, where she was a Baker Scholar. Ms. Arnaboldi previously served on the board of directors of Duane Reade Inc. (NYSE:DRD), Horizon G.P., Inc. and several other companies. She also serves on the boards of the Gillen Brewer School and New Yorkers for Children.

          David F. Burgstahler has been a director of Von Hoffmann since 2000 and Holdings since 1998. He is a Director of CSFB and Principal of DLJ Merchant Banking Partners. Mr. Burgstahler joined CSFB in 2000 when it merged with Donaldson, Lufkin & Jenrette, where he was a Vice President of DLJ Merchant Banking Partners from 1999 to 2001 and an associate from 1997 to 1999. Mr. Burgstahler received a B.S. in Aerospace Engineering from the University of Kansas in 1991 and in 1995 received a M.B.A. from Harvard Business School. Mr. Burgstahler also serves as a director of Haights Cross Communications, Inc., WRC Media Inc., Focus Technologies Inc. and McCulloch Corporation. He also serves on the Board of the Diller-Quaile School of Music in New York City.

          Robert S. Christie was appointed as a director of Von Hoffmann and Holdings in February 2002 and was appointed as the Chairman of the Board of Holdings and Von Hoffmann in January of 2003. He was the President and Chief Executive Officer for Thomson Learning Corporation from 1998 to 2001, and from 1996 to 1998, he was President and Chief Executive Officer of Thomson Learnings' subsidiary Thomson & Thomson.

          Harold E. Layman was appointed as a director of Holdings and Von Hoffmann in December 2002. Mr. Layman was the President, CEO and COO of Blount International, Inc. (NYSE:BLT), a diversified industrial company with revenues of $800 million, from 2000 to 2002. Mr. Layman has served as a director of Blount International Inc. since 2000. Prior to his employment with Blount, Mr. Layman served as a Senior Vice President of VME Group/Volvo AB.

          Robert S. Mathews was appointed as Chief Operating Officer of Von Hoffmann in January 2002 and as President, Chief Executive Officer and a director of Von Hoffmann in February 2002. Mr. Mathews also was appointed as Chief Executive Officer, President and a director of Holdings in February 2002. From 2000 to 2002, Mr. Mathews was President of our Von Hoffmann Graphics operating division, which was merged into Von Hoffmann in February 2002. From 1997 to 2000, he served as Senior Vice President of Quebecor World, which is a competitor of ours in the book manufacturing industry, and from 1996 to 1997, Mr. Mathews was Executive Vice President of Graphic Industries Inc. From 1994 to 1996, he was President of R.R. Donnelley, which is a competitor of ours in the book manufacturing industry.

          James A. Quella has been a director of Von Hoffmann and Holdings since 2000. He holds the position of Managing Director of DLJ Merchant Banking Partners. Mr. Quella joined CSFB in 2000 when it merged with DLJ, where he was a Managing Director and Senior Operating Partner in DLJ Merchant Banking Partners. Mr. Quella was a Managing Director for GH Venture Partners LLC from January 2000 to July 2000. From 1997 to 2000, Mr. Quella served as Vice Chairman of Mercer Management Consulting, Inc. He was a senior consultant with Mercer from 1990 to 1997. Mr. Quella currently serves as a director of Advanstar Communications Inc., DeCrane Aircraft Holdings, Inc. and Merrill Corporation.

          Robert A. Uhlenhop served as Chairman of the Board of Holdings from February 2002 until November of 2002 and he has served as a director of Holdings since 1996. He served as Chairman of the Board, President and Chief Executive Officer of Von Hoffmann from 1995 to February 2002 and as the Chief Executive Officer and President of Holdings from 1996 to February 2002. From 1977 to 1997, he was Chief Financial Officer and Treasurer of Von Hoffmann.

          Jack R. Field was appointed as Senior Vice President of Sales and Marketing of Von Hoffmann in January 2002. From 2000 to 2002, he was Senior Vice President of Sales for our Von Hoffmann Graphics division, which was merged into Von Hoffmann in February 2002. From 1998 to 2000, he was Vice President of Sales for Graphic Communications, Inc., which is a company that provides printing and binding services, and from 1980 to 1998 he was a Senior Account Executive for R.R. Donnelley.

          Ron M. Garrison was appointed as Senior Vice President of Manufacturing of Von Hoffmann in January 2002. From 2000 to 2001, Mr. Garrison served as Vice President of Manufacturing. From 1997 to 1999 he served as a Vice President and Division Director of R.R. Donnelley.

          Craig A. Nelson has been Senior Vice President of Human Resources of Von Hoffmann since 1990 and joined us in 1973.

          Andrew D. Ortstadt was appointed as Chief Information Officer in April 2002. From 1998 to 2002, he served as Vice President - Demand Management Systems for Moore Corporation, Ltd., known as Moore Business Forms.

          Gary C. Wetzel was appointed as Senior Vice President, Chief Financial Officer and Treasurer in October 2002. From 1998 to 2002, he served as Group Vice President - Finance and Administration for Quebecor World Printing, which is a competitor of ours in the book manufacturing industry.

           Each director serves for a term of one year.


ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

          The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served Chief Executive Officer of Holdings or Von Hoffmann in 2002 and the four other most highly compensated executive officers serving as executive officers at December 31, 2002.


                                                  ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                  -------------------                ----------------------
                                                                                        AWARDS            PAYOUTS
                                                                                        ------            -------
                                                                      OTHER                 SECURITIES
                                                                     ANNUAL    RESTRICTED   UNDERLYING               ALL OTHER
                                                                     COMPEN-      STOCK      OPTIONS/      LTIP       COMPEN-
                                             SALARY       BONUS     SATION(1)    AWARDS        SARS       PAYOUTS     SATION
NAME AND PRINCIPAL POSITION*       YEAR       ($)          ($)         ($)         ($)          (#)         ($)       ($)(5)
----------------------------       ----       ---          ---         ---         ---          ---         ---       ------
Robert Uhlenhop,                   2002    $ 250,000   $2,153,284      --         --           --           --      $  66,731
Former Chairman of the Board       2001    $ 250,000   $  322,335      --         --           --           --      $  45,078
President and Chief Executive      2000    $ 233,400   $  766,942      --         --           --           --      $  43,177
   Officer(2)

Robert Mathews                     2002    $ 231,731   $ 175,000    $  59,567     --           --           --      $  19,717
President, Chief Executive         2001    $ 200,000   $  70,635       --         --           --           --      $   4,575
   Officer,
Chief Operating Officer (3)        2000    $ 123,750   $  60,000       --         --          100,000       --      $     146

Peter Mitchell,                    2002    $ 225,000   $ 187,500       --         --           --           --      $  35,787
Former Vice-Chairman of the        2001    $ 208,400   $  75,000       --         --           --           --      $  18,540
   Board,
Executive Vice President, Chief    2000    $ 208,400   $ 182,553       --         --           --           --      $  18,500
Financial Officer and
Treasurer(4)

Gary Wetzel                        2002    $  42,708   $  12,500    $  25,000     --           --           --            --

Senior Vice President, Chief       2001         --          --         --         --           --           --            --
Financial Officer and Treasurer    2000         --          --         --         --           --           --            --


Jack Field,                        2002    $ 183,808   $  25,000       --         --           --           --      $  10,396
Senior Vice President of Sales     2001    $ 171,000   $  19,549       --         --           --           --      $     248
and Marketing                      2000    $  44,292   $  13,124       --         --           --           --      $      20

Ron Garrison,                      2002    $ 186,630   $   7,500       --         --           --           --      $  19,425
Senior Vice President of           2001    $ 165,226   $  20,000       --         --          100,000       --      $   8,147
Manufacturing                      2000    $ 143,750   $  96,582       --         --           --           --      $     483

        * Reflects principal position at December 31, 2002

___________
(1) Excludes perquisites where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported. Amounts for Mr. Mathews and Mr. Wetzel represent reimbursement of relocation costs.

(2) Mr. Uhlenhop served as Chairman of the Board, President and Chief Executive Officer of Von Hoffmann from 1995 to February 2002. Mr. Uhlenhop served as Chairman of the Board of Holdings from February 2002 to November 2002.

(3) Mr. Mathews served as President of our Von Hoffmann Graphics operating division, which was merged into Von Hoffmann in February 2002, from 2000 to 2001. Mr. Mathews was appointed as Chief Operating Officer of Von Hoffmann in January 2002 and as President, Chief Executive Officer and a director of Von Hoffmann and Holdings in February 2002.

(4) Mr. Mitchell served as our Chief Financial Officer and Treasurer from 1997 through October 2002. Mr. Mitchell had also served as Vice Chairman of the Board of Von Hoffmann since 2001 and had served as an Executive Vice President of Von Hoffmann and Holdings since 2000.

(5) Includes in 2002 for Mr. Uhlenhop, $18,500 in matching and profit sharing contributions to our profit sharing plan and $48,231 in premiums on disability and life insurance policies; for Mr. Mathews, $18,500 in matching and profit sharing contributions to our profit sharing plan and $1,217 in premiums on life insurance policy; for Mr. Mitchell, $18,500 in matching and profit sharing contributions to our profit sharing plan, $13,846 in vacation accrual payout and $3,441 in premiums on disability and life insurance policies; for Mr. Field, $10,000 in matching and profit sharing contributions to our profit sharing plan and $396 in premiums on life insurance policy; and for Mr. Garrison, $18,500 in matching and profit sharing contributions to our profit sharing plan and $925 in premiums on life insurance policy.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

           No stock options were granted to or exercised by the named executive officers during 2002. However, in August 2002, we offered a voluntary option cancellation and replacement program to certain employees. Under this program, the employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price greater than $1.00 per share for a number of replacement options, approximately their December 31, 2002 vested position, to be granted at a future date, six months and five days from the cancellation date. Under the exchange program, options for 850,000 shares of the Company's common stock were tendered and canceled, of which 616,695 were eligible for replacement option grants. The exercise price of each replacement option will be the fair value of the Company's common stock on the date of grant. The replacement options will have terms and conditions that are substantially the same as those canceled options. Robert S. Mathews and Ron M. Garrison participated in this program.


             AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

          The following table sets forth certain information with respect to the exercise of options to purchase our common stock during 2002, and the unexercised options held and the value thereof at that date, for each of the named executive officers.

                                                                  NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                  --------------------               --------------------
                            SHARES                                UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTION
                          ACQUIRED ON        VALUE                ------------------------------     -------------------
         NAME             EXERCISE (#)     REALIZED ($)            AT FISCAL YEAR END                 AT FISCAL YEAR END
         ----             ------------     ------------            ------------------                 ------------------
                                                             EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                                                             -----------      -------------      -----------     -------------
Robert Uhlenhop                --               --            1,601,600             --                --              --
Robert Mathews                 --               --               --                 --                --              --
Peter Mitchell                 --               --             100,000              --                --              --
Jack Field                     --               --               --                 --                --              --
Ron Garrison                   --               --               --                 --                --              --
Gary Wetzel                    --               --               --                 --                --              --



All underlying unexercised options shown in the table have an exercise price of $1.00 per share, which represents current market value.

                            LONG TERM INCENTIVE PLAN

           We have no Long Term Incentive Plan in place.


EMPLOYMENT AGREEMENTS

MATHEWS EMPLOYMENT AGREEMENT

          We entered into an employment agreement with Mr. Mathews effective as of January 1, 2002. Pursuant to that agreement, Mr. Mathews will serve in an executive position for us until December 31, 2004. Currently, Mr. Mathews serves as President and Chief Executive Officer of both Von Hoffmann and Holdings. In exchange for his services, Mr. Mathews is compensated with a base salary of $225,000, an annual non-discretionary bonus in the amount of $75,000 and an additional annual bonus in an amount equal to 1.4% of EBITDA in excess of certain EBITDA targets for each calendar year. This additional bonus may not exceed $210,000 for any calendar year. In the event that Mr. Mathews is terminated for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. Mathews is terminated without cause he is entitled to receive an amount in cash equal to $337,500, but will not be entitled to any other compensation. The employment agreement also includes a non-competition provision prohibiting Mr. Mathews from competing with us for one year from the termination of his employment agreement.


WETZEL EMPLOYMENT AGREEMENT

          We entered into an employment agreement with Mr. Wetzel effective as of October 16, 2002. Pursuant to that agreement, Mr. Wetzel will serve in an executive position for us until December 31, 2004. Currently, Mr. Wetzel serves as Chief Financial Officer, Treasurer, Senior Vice President and Assistant Secretary of both Holdings and Von Hoffmann. In exchange for his services, Mr. Wetzel is compensated with a base salary of $205,000, an annual non-discretionary bonus in the amount of $50,000 and an additional annual bonus in an amount equal to 1.4% of EBITDA in excess of certain EBITDA targets for each calendar year. This additional bonus may not exceed $205,000 for any calendar year. In the event that Mr. Wetzel is terminated for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. Wetzel is terminated without cause he is entitled to receive an amount in cash equal to $205,000, but will not be entitled to any other compensation. The employment agreement also includes a non-competition provision prohibiting Mr. Wetzel from competing with us for one year from the termination of his employment agreement.

UHLENHOP SEPARATION AGREEMENT

          We entered into a separation agreement with Mr. Uhlenhop dated as of December 6, 2002 (the "Uhlenhop Separation Agreement"). Pursuant to that agreement, Mr. Uhlenhop's employment with us ended effective as of November 26, 2002. Under the terms of the separation agreement, Mr. Uhlenhop is entitled to
(a) all accrued but unpaid salary through November 26, 2002, (b) $250,000, payable in 24 equal semi-monthly payments of $10,416.67 in accordance with normal payroll practices, (c) a lump-sum payment of $300,000, payable by the Company on the eighth day after the date of the execution of the agreement, and
(d) certain continued benefits under his employment agreement, such as payment of life insurance premiums and coverage under the Company's health plan, to the extent provided for therein.

UHLENHOP EMPLOYMENT AGREEMENT

          We entered into an employment agreement with Mr. Uhlenhop effective as of January 1, 2002 and amended and restated as of June 21, 2002. This agreement was superceded by the Uhlenhop Separation Agreement described above. Pursuant to the amended and restated employment agreement, Mr. Uhlenhop was to be employed as Chief Executive Emeritus and Special Advisor to the Chief Executive Officer of Von Hoffmann. In addition, Mr. Uhlenhop was to serve as Chairman of Holdings' Board of Directors until January 21, 2004. Pursuant to the old employment agreement, Mr. Uhlenhop had served as the President and Chief Executive Officer of Holdings and the Chief Executive Officer of Von Hoffmann until Mr. Mathews' appointment to those positions in February 2002. To the extent requested by Holdings and Von Hoffmann, Mr. Uhlenhop was to provide guidance and assistance to members of Von Hoffman's senior management and to Mr. Mathews in his capacity as Von Hoffman's new Chief Executive Officer and President. In exchange for his services, Mr. Uhlenhop was to be compensated with a base salary of $250,000 per year subject to discretionary increases and an annual non-discretionary bonus of $300,000. In the event that Mr. Uhlenhop was terminated for cause, he would have been entitled to his base salary through the date of his termination but would not have been entitled to any additional compensation from Von Hoffmann or Holdings. If Mr. Uhlenhop was terminated without cause prior to December 31, 2002, he would have been entitled to receive $550,000 (i.e., his base salary and bonus for one calendar year) plus continuation of certain benefits. If Mr. Uhlenhop was terminated without cause on or after January 1, 2003 and prior to January 21, 2004, he would have been entitled to receive his base salary for the remainder of such period following his termination and $300,000 (i.e., his bonus for one calendar year) plus continuation of certain benefits. Additionally, in recognition of Mr. Uhlenhop's past and continued service to Von Hoffmann, he received a cash payment equal to $1,000,000 on an after tax basis upon the execution of the amended and restated employment agreement. The amended and restated Von Hoffmann employment agreement also included a non-competition provision prohibiting Mr. Uhlenhop from competing with Von Hoffmann for two years after the last severance payment is made to Mr. Uhlenhop, which provisions continue in effect under the Uhlenhop Separation Agreement.


MITCHELL SEPARATION AGREEMENT

          We entered into a separation agreement with Mr. Mitchell, dated as of November 7, 2002 (the "Mitchell Separation Agreement"). Pursuant to that agreement, Mr. Mitchell's employment with Von Hoffmann and its affiliates ended as of October 31, 2002. Under the terms of the separation agreement, Mr. Mitchell is entitled to (a) all his accrued but unpaid salary through October 31, 2002, including $13,846.15, which represents fifteen (15) days of accrued but unused vacation time, (b) a lump sum payment of $112,500 payable by Von Hoffmann seven days from the execution of the separation agreement, (c) twelve
(12) equal monthly payments of $18,750 payable in accordance with the Company's normal payroll practices, (d) a one time payment of $75,000 in respect of the non-discretionary bonus of Mr. Mitchell's employment agreement, payable on December 1, 2002, provided he provide any and all transition services reasonably requested by the Company through December 1, 2002, and (e) pursuant to that certain Amendment No. 1 to the Standard Stock Option Agreement, dated November 20, 1997, between Mr. Mitchell and Holdings, 100,000 of the standard options granted pursuant to the November 1997 Standard Stock Option Grant Letter shall remain outstanding and fully-exercisable pursuant to the terms thereunder.


MITCHELL EMPLOYMENT AGREEMENT

          We entered into an employment agreement with Mr. Mitchell, effective as of January 1, 2002. This agreement was superceded by the Mitchell Separation Agreement described above. Pursuant to that agreement, Mr. Mitchell was to serve in an executive position with us until December 31, 2004. At the time of the signing of the agreement, Mr. Mitchell had served as Chief Financial Officer, Treasurer and Executive Vice President of Holdings and as Vice Chairman, Chief Financial Officer, Treasurer and Executive Vice President of Von Hoffmann. In exchange for his services, Mr. Mitchell was compensated with a base salary of $225,000 subject to discretionary increases, an annual non-discretionary bonus in the amount of $75,000, and an additional bonus per calendar year in an amount equal to 1.4% of EBITDA in excess of certain EBITDA targets for each calendar year. This additional bonus was not to exceed $210,000 for any calendar year. In the event that Mr. Mitchell was terminated for cause, he was entitled to his base salary through the date of his termination, but would not have been entitled to any additional compensation. If Mr. Mitchell was terminated without cause, he would have been entitled to receive an amount in cash equal to $337,500, but would not have been entitled to any other compensation. In the event that Mr. Mitchell's employment was terminated without cause prior to December 31, 2002 after a change in control of our company, he would have been entitled to receive an amount in cash equal to $30,000. The employment agreement also included a non-competition provision prohibiting Mr. Mitchell from competing with us for one year following the termination of his employment agreement, which provisions continue in effect under the Mitchell Separation Agreement.


DIRECTORS' ARRANGEMENTS

          In connection with Robert S. Christie serving as director of Von Hoffmann and Holdings, Mr. Christie is reimbursed for reasonable out-of-pocket expenses that he incurs in the performance of his duties. We also pay him an annual retainer fee equal to $50,000, payable in equal quarterly installments. Additionally, we will grant him options to purchase 50,000 shares of Holdings' common stock at an exercise price of $1.00 per share. Mr. Christie is also the Chairman of the Operations Review Committee of the board of directors of Von Hoffmann and a member of Holdings' Audit Committee. Mr. Christie is party to a consulting agreement with Credit Suisse First Boston LLC, an affiliate of DLJ Merchant Banking, our principal stockholder. Pursuant to this agreement, Mr. Christie provides consulting and advisory services to DLJ Merchant Banking. Under the terms of this consulting agreement, Mr. Christie receives an annual retainer in cash.

          In connection with Harold E. Layman serving as director of Von Hoffmann and Holdings, Mr. Layman is reimbursed for reasonable out-of-pocket expenses that he incurs in the performance of his duties. We also pay him an annual retainer fee equal to $50,000, payable in equal quarterly installments. Additionally, we will grant him options to purchase 50,000 shares of Holdings' common stock at an exercise price of $1.00 per share. Mr. Layman is also the Chairman of the Audit Committees of the board of directors of Von Hoffmann and Holdings.

          Other than Mr. Christie and Mr. Layman, none of our other directors receive any fees or other compensation for serving as a director. All directors are entitled to reimbursement for travel expenses associated with board activities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information regarding beneficial ownership of Holdings' common stock as of March 28, 2003 by (i) each person we believe owns beneficially more than five percent of Holdings outstanding common stock; (ii) each of Holdings' directors and named executive officers and (iii) each of Holdings' directors and executive officers as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER
------------------------------------                                           NUMBER OF SHARES
                                                                               BENEFICIALLY OWNED             PERCENTAGE
                                                                               ------------------             ----------
DLJ Merchant Banking(1).................................................               67,134,000                  98.5
Robert A.  Uhlenhop(2)..................................................                1,601,600                   2.4
Robert S.  Mathews......................................................                       --
Peter C.  Mitchell(3)...................................................                  100,000                   *
Nicole S. Arnaboldi (4).................................................                       --
David F.  Burgstahler(4)................................................                       --
Robert S.  Christie.....................................................                       --
Harold E. Layman........................................................                       --
James A.  Quella(4).....................................................                       --
All directors and executive officers as a group (8 persons)(5)..........                2,143,640                   3.2

* Indicates less than one percent.


___________

(1) Consists of (a) 62,134,000 shares and (b) warrants that are presently exercisable or exercisable, at an exercise price of $0.01 per share, within 60 days to purchase 5,000,000 shares held by the following entities: DLJ Merchant Banking Partners II, L.P., DLJ Offshore Partners II, C.V. (DLJOP), DLJMB Funding II, Inc. (DLJ Funding), DLJ Diversified Partners, L.P. (Diversified), DLJ Diversified Partners-A, L.P. (Diversified-A), DLJ EAB Partners, L.P. (EAB), DLJ First ESC L.P. (First ESC), DLJ Merchant Banking Partners II-A, L.P. (Partners II-A), DLJ Millennium Partners, L.P. (Millennium L.P.), DLJ Millennium Partners-A, L.P. (Millennium-A) and UK Investment Plan 1997 Partners (UK Investment). The address of each of DLJ Merchant Banking Partners II, L.P., DLJ Funding, Diversified, Diversified-A, EAB, First ESC, Partners II-A, Millennium L.P. and Millennium-A is 11 Madison Avenue, 16th Floor, New York, New York, 10010. The address of DLJOP is John B. Gorsiraweg 14, Willenstad, Curacao, Netherlands Antilles. The address of UK Investment is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

(2) Includes options that are presently exercisable or exercisable within 60 days to purchase 1,601,600 shares.

(3) Includes options that are presently exercisable or exercisable within 60 days to purchase 100,000 shares.

(4) Ms. Arnaboldi and Mr. Quella are managing directors and Mr. Burgstahler is a director in the Private Equity Group of Credit Suisse First Boston, which contains DLJ Merchant Banking Partners. Ms.

          Arnaboldi and Messrs. Burgstahler and Quella do not have sole or shared voting or dispositive power over the shares held by DLJ Merchant Banking and as such do not have beneficial ownership of such shares.

(5) Includes options and warrants that are presently exercisable or exercisable within 60 days to purchase 1,943,640 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS              WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
-------------                       -------------------              -------------------            ------------------------
                                            (a)                               (b)                               (c)
Equity compensation plans
approved by security holders              3,226,600                       $    1.00                         2,773,400
Equity compensation plans
not approved by security
holders                                         -                             -                                   -
                                    -----------------               -----------------                  -----------------

TOTAL                                     3,226,600                       $    1.00                         2,773,400
                                    =================               =================                   ================




Column (a): Represents total options outstanding ($1.00 exercise price) under the 1997 Stock Option Plan.

Column (b): Represents the weighted average of securities reflected in Column
            (a).

Column (c): Represents the number of options available for grant under the 1997
            Stock Option Plan.

ITEM 13.  CERTAIN RELATED TRANSACTIONS.

SHAREHOLDERS' AGREEMENT

          On May 22, 1997, Holdings, DLJ Merchant Banking, ZS and management and other employees who own shares of Holdings entered into a shareholders' agreement that sets forth certain rights and restrictions relating to the ownership of Holdings' common stock and agreements among those parties as to the governance of Holdings and, indirectly, of Von Hoffmann. The agreement was amended on November 30, 2000, and subsequently amended on June 20, 2002.

          The shareholders' agreement contains provisions which, among other things and subject to certain exceptions: (i) restrict the ability of the management and employee stockholders to transfer their respective ownership interests, subject to certain rights of first refusal and tag-along rights held by the other stockholders; (ii) grant certain drag-along rights to DLJ Merchant Banking to require the remaining stockholders to sell their shares if DLJ Merchant Banking sells more than 50% of the then-outstanding shares of Holdings' common stock of Holdings and grant to the remaining stockholders, under certain circumstances, tag-along rights with respect to sales by DLJ Merchant Banking;
(iii) grant to stockholders certain registration rights; and (iv) grant Mr. Uhlenhop the right, in certain circumstances, to require Holdings to sell shares to him on the same basis and in a proportional amount as any sold by Holdings to DLJ Merchant Banking.

          Holdings or its designee has the right to repurchase all shares owned by any management stockholder upon the termination of such management stockholder's employment with us. Additionally, DLJ Merchant Banking was granted demand registration and piggyback registration rights. This agreement was negotiated on an arm's length basis.

STOCK PURCHASE AGREEMENT WITH DLJ MERCHANT BANKING

          On March 26, 2002, Holdings and DLJ Merchant Banking entered into a stock purchase agreement pursuant to which DLJ Merchant Banking purchased from Holdings 20,000,000 shares of Holdings' common stock for a purchase price of $1.00 per share. The proceeds of that investment can be used by Holdings for general corporate purposes, which may include the purchase of debt and/or equity securities. Holdings used $5.0 million of the proceeds to repurchase shares of ZS and $1.0 million to repurchase shares of Robert Uhlenhop. Holdings also used $9.5 million of the proceeds to purchase 28.3% of Holdings' Subordinated Exchange Debentures. The stock purchase agreement also provided that DLJ Merchant Banking could have, in its discretion, purchased up to an additional 5,000,000 shares of Holdings' Common Stock at any time prior to December 31, 2002, which did not occur. We believe the terms of this agreement were no less favorable to us than could have been obtained from independent third parties.


STOCK REPURCHASE AGREEMENT WITH ZS VH II L.P.

          On June 21, 2002, ZS, Holdings and DLJ Merchant Banking entered into a stock purchase agreement pursuant to which ZS sold 5,000,000 shares of common stock of Holdings for a purchase price of $1.00 per share to Holdings.

          The stock purchase agreement provides that each of the parties, along with ZS, agree to release each other from any and all claims, liabilities and other legal actions which may have arisen or may later arise between the parties under: (i) the Agreement and Plan of Merger, dated as of May 22, 1997, by and among VH Acquisition Corp., Holdings, DLJ Merchant Banking and certain of its affiliates, and certain shareholders, and the ancillary documents delivered in connection with the execution of the Agreement and Plan of Merger, (ii) the Shareholders' Agreement, (iii) and the stock purchase agreement. Robert Horne, the board designee of ZS, resigned concurrently with the sale of the shares. Under the agreement, Holdings released Mr. Horne from any liability for any claims in connection with Mr. Horne serving as a director of Holdings.

          The purchase price paid for ZS's shares came from cash on hand of Holdings, which cash was proceeds from DLJ Merchant Banking's equity contribution in March 2002. We believe the terms of this transaction were no less favorable to us than could have been obtained from independent third parties.


STOCK REPURCHASE AGREEMENT WITH ROBERT UHLENHOP

          On June 21, 2002, Holdings and Von Hoffmann entered into a stock purchase agreement with Robert Uhlenhop, the Chairman of the Board of Directors of Holdings, and the Robert A. Uhlenhop 1998 Irrevocable Trust Dated January 27, 1998. Each of Mr. Uhlenhop and the trust sold 1,000,000 shares of Holdings' outstanding common stock to Holdings in exchange for $1,000,000. Of the $1,000,000 received by Mr. Uhlenhop, approximately $797,000 was paid to Von Hoffmann as settlement of the outstanding principal amount of, and the unpaid and accrued interest through June 19, 2002 on, the non-recourse secured promissory note, dated as of May 22, 1997, from Mr. Uhlenhop to Von Hoffmann. The payment from Mr. Uhlenhop to Von Hoffmann fully discharged and satisfied all of Mr. Uhlenhop's obligations to Von Hoffmann under the promissory note. The purchase price paid for Mr. Uhlenhop's shares came from cash on hand of Holdings, which cash was proceeds from DLJ Merchant Banking's equity contribution in March, 2002.


FINANCIAL SERVICES AGREEMENT

          On March 26, 2002 we entered into a financial advisory agreement with CSFB. Pursuant to this agreement, CSFB has been retained to act as our financial advisor for a five-year period, unless terminated earlier. Under this agreement CSFB, among other things, assists us in analyzing our operations and performance and future prospects. In addition, CSFB advises us on our continued evaluation of our capital structure, potential acquisitions and strategic plan and alternatives. For its services, CSFB is entitled to receive up to $3.5 million, payable at certain times and in certain amounts, depending upon the services performed. As contemplated by the agreement, we have agreed to indemnify CSFB against specified losses or liability arising out of, or in connection with, advice and services rendered under the agreement. This agreement is terminable by either us or CSFB at any time upon written notice. We believe the terms of this agreement are no less favorable to us than could have been obtained from independent third parties.


NELSON LOAN

          On May 22, 1997, pursuant to a non-recourse secured promissory note, Donaldson, Lufkin & Jenrette Securities Corporation loaned Craig Nelson, the Vice President of Human Resources of Von Hoffmann, $100,000 at an interest rate of 9.4% per annum for the purchase of 100,000 shares of Holdings' common stock. DLJ subsequently sold this promissory note to us. The promissory note is secured by a total of 200,000 shares of common stock of Holdings. As of December 31, 2002, the balance was $167,404. This agreement was negotiated on an arm's length basis.


OTHER
          CSFB and certain of its affiliates have performed investment banking, financial advisory and/or lending services for us from time to time, for which they have received customary compensation and may do so in the future. CSFB is the syndication agent under our revolving credit facility and received customary compensation in connection with acting in that role. CSFB was also an initial purchaser of the 2009 Senior Notes. CSFB helped facilitate Holdings' open market repurchases of Holdings' Subordinated Exchange Debentures, for which it received a fee. We believe the compensation received by CSFB in these transactions was no less favorable to us than could have been obtained from independent third parties.


ITEM 14.  CONTROLS AND PROCEDURES.

           (a) Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our chief executive officer and our chief financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

           (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)   1.    Financial Statements

           The consolidated financial statements required by this item appear on the following pages of this Annual Report on Form 10-K and are incorporated herein by reference:

                                                                      PAGE

Report of Independent Accountants                                     F-2

Consolidated Balance Sheets at December 31, 2002 and 2001             F-3

Consolidated Statements of Operations for the year ended
December 31, 2002, 2001 and 2000                                      F-5

Consolidated Statements of Changes in Stockholders' Equity
for the year ended December 31, 2002, 2001 and 2000                   F-6

Consolidated Statements of Cash Flows for the year ended
December 31, 2002, 2001 and 2000                                      F-7

Notes to Consolidated Financial Statements                            F-9

2.         Financial Statement Schedule

The Financial Statement schedule required to be filed hereunder appears on page S-1 hereof.

      (b) Reports on Form 8-K: None.

      (c)  Exhibits
                                  EXHIBIT INDEX

  EXHIBIT NO.     EXHIBIT DESCRIPTION
  -----------     -------------------
      3.1(1)      Certificate of Incorporation of Von Hoffmann Corporation and
                  Certificate of Ownership and Merger of Von Hoffmann Graphics,
                  Inc. with and into Von Hoffmann Press, Inc.

      3.2(1)      By-Laws of Von Hoffmann Corporation.

      3.3(1) Certificate of Incorporation of Von Hoffmann Holdings Inc. and Certificate of Amendment to the Certificate of Incorporation of Von Hoffmann Corporation.

      3.4(1) By-Laws of Von Hoffmann Holdings Inc. 3.5(1) Certificate of Incorporation of H&S Graphics, Inc. 3.6(1) By-Laws of H&S Graphics, Inc.

      3.7(1) Certificate of Incorporation of Preface, Inc. 3.8(1) By-Laws of Preface, Inc.

      3.9(1) Certificate of Incorporation of Precision Offset Printing Company, Inc. 3.10(1) By-Laws of Precision Offset Printing Company, Inc.

      4.1(1) Indenture, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10 1/4% Senior Notes due 2009.

      4.2(2) Indenture, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.3(1) Indenture, dated October 16, 1998 between Holdings and Marine Midland Bank, as Trustee, with respect to the 13.5% Subordinated Exchange Debentures due 2009

      4.4(1)      Form of 2009 Notes (included in Exhibit 4.1 hereto).

      4.5(2)      Form of 2007 Notes (included in Exhibit 4.2 hereto).

      4.6(1) Form of Global Exchange Debenture (included in Exhibit 4.3 hereto)

      4.7(1) Registration Rights Agreement, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto, Credit Suisse First Boston Corporation and Scotia Capital (USA) Inc.

      4.8(2) Registration Rights Agreement, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Donaldson, Lufkin & Jenrette Securities Corporation.

      4.9(2) Registration Rights Agreement, dated June 13, 1997 between Von Hoffman Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.

      4.10(2) Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

      4.11(2) Amendment No. 1, dated November 30, 2000, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

      4.12(2) Amendment No. 2, dated June 20, 2002, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

  EXHIBIT NO.     EXHIBIT DESCRIPTION
  -----------     -------------------
      4.13(2)     Stock Purchase Agreement, dated June 21, 2002, among Von
                  Hoffmann Holdings Inc., Von Hoffmann Corporation, Robert
                  Uhlenhop and the Robert A. Uhlenhop 1998 Irrevocable Trust
                  Dated 1/27/98.

      4.14(2) Stock Purchase Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.

      4.15(2) Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., ZS VH II L.P. and DLJ Merchant Banking Partners II, L.P.

      4.16(2) Supplemental Indenture, dated January 16, 1998 among Von Hoffmann Corporation, the Bawden Corporation, Bawden Printing, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.17(2) Second Supplemental Indenture, dated June 2, 1998 among Von Hoffmann Corporation, H & S Graphics, Inc., Preface, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.18(2) Third Supplemental Indenture, dated July 15, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.19(2) Fourth Supplemental Indenture, dated September 28, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.20(2) Fifth Supplemental Indenture, dated September 29, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company, Bawden Printing, Inc., H&S Graphics, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.21(2) Sixth Supplemental Indenture, dated October 15, 1998 among Von Hoffmann Corporation, Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.22(2) Seventh Supplemental Indenture, dated November 2, 1998 among Von Hoffmann Corporation, Bawden Printing, Inc., and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.23(2) Eighth Supplemental Indenture, dated October 29, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.24(2) Ninth Supplemental Indenture, dated March 30, 2000 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.25(2) Tenth Supplemental Indenture, dated July 1, 2001 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.26(2) Eleventh Supplemental Indenture, dated February 25, 2002 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.27(2) Twelfth Supplemental Indenture, dated February 28, 2002 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

      4.28(4) Thirteenth Supplemental Indenture, dated December 19, 2002 among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

     10.1(1)+ Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Robert Mathews.

     10.2(3)+ Employment Agreement, dated as of October 31, 2002, between Gary C. Wetzel and Von Hoffmann Corporation.

     10.3(1)+ Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Peter C. Mitchell.

     10.4(4)+ Separation Agreement, dated as of November 7, 2002, among Von Hoffmann Holdings Inc. and Von Hoffman Corporation and Peter C. Mitchell.

  EXHIBIT NO.     EXHIBIT DESCRIPTION
  -----------     -------------------
     10.5(4)+     Amendment No. 1 to the Standard Stock Option  Agreement
                  between Von Hoffmann Holdings Inc. and Peter C. Mitchell, dated as of October 31, 2002.

     10.6(1)+ Amended and Restated Employment Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert Uhlenhop.

     10.7(4)+ Separation Agreement, dated as of December 6, 2002, among Von Hoffman Holdings Inc., Von Hoffmann Corporation and Robert A. Uhlenhop.

     10.8(4)+ Amendment No. 2 to the Special Stock Option Agreement Between Von Hoffmann Corporation and Robert A. Uhlenhop, dated as of January 31, 2002.

     10.9(4)+ Amendment No. 3 to the Special Stock Option Agreement Between Von Hoffmann Holdings Inc. and Robert A. Uhlenhop, dated as of June 21, 2002.

     10.10(1) Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

     10.11(4) Amendment No. 1, dated as of September 19, 2002 to Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

     10.12(1) Financial Advisory Agreement, dated March 26, 2002, between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.

     10.13(2)     Von Hoffmann Corporation 1997 Stock Option Plan.

     10.14(4) Von Hoffmann Holdings Inc. 2003 Stock Option Plan, adopted as of February 10, 2003.

     10.15(4)+    Terms of Service of Robert S.  Christie as a director of Von
                  Hoffmann  Holdings  Inc. and Von  Hoffmann Corporation.

     10.16(4)+    Terms of Service  of Harold E.Layman as a director  of Von
                  Hoffmann Holdings Inc. and Von Hoffmann Corporation.

     12(4) Statement regarding calculation of ratio of earnings to fixed charges.

     21(4)        Subsidiaries of the Registrants

     99.1(4) Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2(4) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
(1) Incorporated by reference to the Registrants' Registration Statement on Form S-1 (file no. 333-90992), dated June 21, 2002.

(2) Incorporated by reference to the Registrants' Amendment Number 1 to Registration Statement on Form S-1 (file no. 333-90992), dated August 1, 2002.

(3) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q, dated November 12, 2002.

(4) Filed herewith.

+   Management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Date:  March 28, 2003

                                        VON HOFFMANN HOLDINGS INC.


                                        By:  /s/ Robert S. Mathews
                                             -----------------------------------
                                             Name:  Robert S. Mathews
                                             Title: Chief Executive Officer,
                                                    President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated:

          Von Hoffmann Holdings Inc.

NAME                                                TITLE                                 DATE
----                                                -----                                 ----

/s/ Robert S. Mathews                               Director,                        March 28, 2003
------------------------                            President and CEO
Robert S. Mathews
(Principal Executive Officer)

/s/ Gary C. Wetzel                                  Senior Vice President, CFO,      March 28, 2003
------------------------                            Secretary and Treasurer,
Gary C. Wetzel
(Principal Financial and Accounting Officer)

/s/ Robert S. Christie                              Chairman of the Board of         March 28, 2003
------------------------                            Directors
Robert S. Christie


------------------------                            Director                         March __, 2003
Nicole S. Arnaboldi


/s/ David F. Burgstahler                            Director                         March 28, 2003
------------------------
David F. Burgstahler


/s/ Harold E. Layman                                Director                         March 28, 2003
------------------------
Harold E. Layman

/s/ James A. Quella                                 Director                         March 28, 2003
------------------------
James A. Quella


/s/ Robert A. Uhlenhop                              Director                         March 28, 2003
----------------------
Robert A. Uhlenhop



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Date:  March 28, 2003

                              VON HOFFMANN CORPORATION


                              By: /s/ Robert S. Mathews
                                  ----------------------------------------------
                                  Name:  Robert S. Mathews
                                  Title: Chief Executive Officer, President,
                                         Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated:

Von Hoffmann Corporation

NAME                                                TITLE                                  DATE
----                                                -----                                  ----

/s/ Robert S. Mathews                               Director,                        March 28, 2003
------------------------                            President and CEO
Robert S. Mathews
(Principal Executive Officer)


/s/ Gary C. Wetzel                                  Senior Vice President, CFO,      March 28, 2003
------------------------                            Secretary and Treasurer,
Gary C. Wetzel
(Principal Financial and Accounting Officer)



/s/Robert S. Christie                               Chairman of the Board of         March 28, 2003
------------------------                            Directors
Robert S. Christie


/s/ David S. Burgstahler                            Director                         March 28, 2003
------------------------
David F. Burgstahler


/s/ Harold E. Layman                                Director                         March 28, 2003
------------------------
Harold E. Layman


/s/ James A. Quella                                 Director                         March 28, 2003
------------------------
James A. Quella



                                  CERTIFICATION

I, Robert S. Mathews, certify that:

1. I have reviewed this annual report on Form 10-K of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


                                            /s/ Robert S. Mathews
                                            ------------------------------------
                                            Name:  Robert S. Mathews
                                            Title:  Chief Executive Officer

                                  CERTIFICATION

I, Gary C. Wetzel, certify that:

1. I have reviewed this annual report on Form 10-K of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                               /s/ Gary C. Wetzel
                                               ---------------------------------
                                               Name:  Gary C. Wetzel
                                               Title:  Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

VON HOFFMANN HOLDINGS INC.:

Report of Independent Accountants                                          F-2



Consolidated Balance Sheets at December 31, 2002 and 2001                  F-3



Consolidated Statements of Operations for the year ended

December 31, 2002, 2001, and 2000                                          F-5



Consolidated Statements of Changes in Stockholders' Equity

for the year ended December 31, 2002, 2001, and 2000                       F-6



Consolidated Statements of Cash Flows for the year ended

December 31, 2002, 2001, and 2000                                          F-7



Notes to Consolidated Financial Statements                                 F-9

                        Report of Independent Accountants

The Board of Directors
Von Hoffmann Holdings Inc.

We have audited the accompanying consolidated balance sheets of Von Hoffmann Holdings Inc. and Subsidiaries at December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Von Hoffmann Holdings Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method for amortizing goodwill.




                                                      /s/ Ernst & Young LLP




St. Louis, Missouri
January 24, 2003


                   Von Hoffmann Holdings Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                            DECEMBER 31
                                                                                   2002                      2001
                                                                        -----------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $        4,437,814        $       18,319,923
   Trade accounts receivable, less allowance for doubtful accounts of
      $475,085 in 2002 and $563,957 in 2001                                         49,140,939                46,750,791
   Inventories                                                                      32,037,590                23,261,846
   Income taxes refundable                                                           1,610,764                 2,456,573
   Deferred income taxes                                                             2,492,145                 1,955,392
   Prepaid expenses                                                                  1,057,038                   595,951
                                                                        -----------------------------------------------------
Total current assets                                                                90,776,290                93,340,476

Deferred debt issuance cost, net of accumulated amortization of
   $3,362,918 in 2002 and $7,441,351 in 2001                                        11,123,569                 5,467,105

Property, plant, and equipment:
   Buildings and improvements                                                       45,907,423                46,467,711
   Machinery and equipment                                                         225,624,848               221,004,588
   Transportation equipment                                                            841,600                 2,815,781
   Furniture and fixtures                                                            6,633,872                 9,853,461
                                                                        -----------------------------------------------------
                                                                                   279,007,743               280,141,541
   Allowance for depreciation and amortization                                    (158,552,832)             (138,471,747)
                                                                        -----------------------------------------------------
                                                                                   120,454,911               141,669,794
   Installation in process                                                           3,016,871                 1,912,618
   Land                                                                              4,894,397                 4,894,397
                                                                        -----------------------------------------------------
                                                                                   128,366,179               148,476,809

Goodwill, net of accumulated amortization of $38,805,103 in 2002 and
   2001                                                                            189,854,557               183,200,984

Covenant not to compete, net of accumulated amortization of $781,819 in
   2001                                                                                      -                   218,181
                                                                        -----------------------------------------------------
                                                                            $      420,120,595        $      430,703,555
                                                                        =====================================================



                   Von Hoffmann Holdings Inc. and Subsidiaries

                     Consolidated Balance Sheets (continued)


                                                                                            DECEMBER 31
                                                                                   2002                      2001
                                                                        -----------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                   $       14,807,732        $       10,360,658
   Other accrued expenses                                                           13,189,475                 4,088,933
   Salaries and wages                                                                6,357,618                 9,257,062
   Taxes, other than income taxes                                                      743,057                   681,215
   Current portion of long-term debt                                                         -                29,235,592
                                                                        -----------------------------------------------------
Total current liabilities                                                           35,097,882                53,623,460

Long-term liabilities and reserves:
   Deferred income taxes                                                            11,383,698                12,773,067
   Senior secured credit agreement - revolving loan                                          -                23,000,000
   Senior secured credit agreement - term loans                                              -               189,319,331
   Senior debt                                                                     215,000,000                         -
   Senior subordinated notes                                                       100,000,000               100,000,000
   Subordinated exchange debentures                                                 35,681,157                43,016,132
                                                                        -----------------------------------------------------
                                                                                   362,064,855               368,108,530


Stockholders' equity:
   Common stock; $0.01 par value per share; 150,000,000 shares
      authorized                                                                       715,944                   515,944
   Additional paid-in capital                                                       86,434,271                59,980,698
   Accumulated deficit                                                             (55,240,233)              (49,943,911)
   Treasury stock, at cost                                                          (8,470,000)                  (90,000)
   Notes receivable from the sale of stock and accrued interest                       (482,124)               (1,491,166)
                                                                        -----------------------------------------------------
                                                                                    22,957,858                 8,971,565
                                                                        -----------------------------------------------------





                                                                            $      420,120,595        $      430,703,555
                                                                        =====================================================

See accompanying notes.





                   Von Hoffmann Holdings Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                          YEAR ENDED DECEMBER 31
                                                         2002                     2001                      2000
                                               ------------------------------------------------------------------------------

Net sales                                          $   379,437,512          $   407,096,402           $   443,422,931
Cost of products and services                          321,331,238              346,917,560               374,165,599
                                               ------------------------------------------------------------------------------
Gross profit                                            58,106,274               60,178,842                69,257,332

Operating expenses:
   Selling and administrative expenses                  26,176,654               31,263,254                33,597,323
   Special consulting expenses                           2,453,268                  577,959                 2,149,239
   Restructuring charges                                         -                1,475,579                         -
                                               ------------------------------------------------------------------------------
                                                        28,629,922               33,316,792                35,746,562
                                               ------------------------------------------------------------------------------
Income from operations                                  29,476,352               26,862,050                33,510,770

Interest income                                            269,409                  264,849                   471,070
Gain (loss) on disposal of depreciable assets            2,771,316                 (512,467)                 (642,880)
Gain on debt extinguishment, net                           279,818                        -                         -
Interest expense - subsidiary                          (33,556,883)             (32,143,823)              (36,855,491)
Interest expense - subordinate exchange
   debentures                                           (5,529,701)              (5,982,802)               (5,295,989)
                                               ------------------------------------------------------------------------------
                                                       (35,766,041)             (38,374,243)              (42,323,290)
                                               ------------------------------------------------------------------------------
Loss before income taxes                                (6,289,689)             (11,512,193)               (8,812,520)

Income tax provision (benefit):
   Current                                                 932,755                5,433,088                 6,550,710
   Deferred                                             (1,926,122)              (6,701,302)               (7,252,096)
                                               ------------------------------------------------------------------------------
                                                          (993,367)              (1,268,214)                 (701,386)
                                               ------------------------------------------------------------------------------
Net loss                                           $    (5,296,322)         $   (10,243,979)          $    (8,111,134)
                                               ==============================================================================

Basic and diluted loss per common share            $         (0.08)         $         (0.20)          $         (0.16)
                                               ==============================================================================

See accompanying notes.




                   Von Hoffmann Holdings Inc. and Subsidiaries

         Consolidated Statements of Changes in Stockholders' Equity

                               NUMBER OF SHARES                                             AMOUNTS
                          ---------------------------- -----------------------------------------------------------------------------
                              COMMON    TREASURY     COMMON    ADDITIONAL     ACCUMULATED     TREASURY       NOTES       TOTAL
                                                                                                          RECEIVABLE
                                                                                                           FROM THE
                                                                                                STOCK     ALE OF STOCK
                                                                 PAID-IN                                  AND ACCRUED
                              STOCK       STOCK       STOCK      CAPITAL        DEFICIT                  S INTEREST
                          ------------------------ ---------------------------------------------------------------------------------

Balance at December 31,
  1999                     51,594,444          -   $  515,944 $  59,980,698  $ (31,588,798) $          - $ (1,279,031)$  27,628,813
Net loss                            -          -            -             -     (8,111,134)            -            -    (8,111,134)
Accrued interest                    -          -            -             -              -             -     (123,055)     (123,055)
                          ------------------------ ---------------------------------------------------------------------------------
Balance at December 31,    51,594,444          -      515,944    59,980,698    (39,699,932)            -   (1,402,086)   19,394,624
  2000
Net loss                            -          -            -             -    (10,243,979)            -            -   (10,243,979)
Accrued interest                    -          -            -             -              -             -     (133,517)     (133,517)
Purchase of treasury stock          -     60,000            -             -              -       (90,000)      44,437       (45,563)
                          ------------------------ ---------------------------------------------------------------------------------
Balance at December 31,    51,594,444     60,000      515,944    59,980,698    (49,943,911)      (90,000)  (1,491,166)    8,971,565
  2001
Net loss                            -          -            -             -     (5,296,322)            -            -    (5,296,322)
Accrued interest                    -          -            -             -              -             -      (93,306)      (93,306)
Purchase of treasury stock          -  8,380,000            -             -              -    (8,380,000)   1,102,348    (7,277,652)
Issuance of common stock   20,000,000          -      200,000    19,800,000              -             -            -    20,000,000
Pushdown of goodwill
  created by equity
  transactions                      -          -            -     6,653,573              -             -            -     6,653,573
                          ------------------------ ---------------------------------------------------------------------------------
Balance at December 31,    71,594,444  8,440,000   $  715,944 $  86,434,271  $ (55,240,233) $ (8,470,000)$   (482,124)$  22,957,858
  2002                    ============================ =============================================================================


See accompanying notes.




                   Von Hoffmann Holdings Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                         2002                     2001                      2000
                                               ------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $ (5,296,322)            $(10,243,979)              $(8,111,134)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                        29,266,268               38,030,255                34,339,578
      Amortization of intangibles                            218,181                9,289,234                 9,118,237
      Accretion of discount on subordinated
        exchange debentures                                  308,271                  374,583                   374,583
      Amortization of debt issuance costs                  2,133,080                1,987,084                 1,783,674
      (Gain) loss on disposal of depreciable
        assets                                            (2,771,316)                 512,467                   642,880
      Gain on debt extinguishment, net                      (279,818)                       -                         -
      Provision for deferred income taxes                 (1,926,122)              (6,701,302)               (7,252,096)
      Accrued interest on subordinated
        exchange debentures                                5,221,430                5,608,218                 4,921,406
      Accrued interest on notes from the sale
        of stock                                             (93,306)                (133,517)                 (123,055)
      Changes in operating assets and
        liabilities:
           Trade accounts receivable                      (2,390,148)              11,148,443                 6,500,147
           Inventories                                    (8,775,744)              12,855,273                (3,475,863)
           Income taxes refundable                           845,809                 (250,818)               (2,341,278)
           Prepaid expenses                                 (461,087)                 448,315                   858,358
           Trade accounts payable                          4,447,074               (4,322,835)                1,335,750
           Other accrued expenses                          9,100,542                  443,987                   243,405
           Salaries and wages                             (2,899,444)                 728,460                 1,185,337
           Taxes, other than income taxes                     61,842                 (157,360)                  (58,467)
                                               ------------------------------------------------------------------------------
Net cash provided by operating activities                 26,709,190               59,616,508                39,941,462






                   Von Hoffmann Holdings Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                          YEAR ENDED DECEMBER 31
                                                         2002                     2001                      2000
                                               ------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant, and equipment             (12,656,960)             (23,875,500)              (28,131,550)
Proceeds from sale of equipment                           6,272,638                  172,463                   930,851
Purchases of subsidiaries, net of acquired
   cash:
      Precision Offset Printing Company, Inc.                     -                        -               (25,326,992)
                                               ------------------------------------------------------------------------------
Net cash used in investing activities                    (6,384,322)             (23,703,037)              (52,527,691)

FINANCING ACTIVITIES
Payments of debt issuance costs                         (10,914,191)                 (13,563)               (1,256,705)
Net payments - revolving loan                           (23,000,000)             (10,000,000)                7,000,000
Net (payments) borrowings - acquisition loan            (21,000,000)              (4,000,000)               16,500,000
Payments on senior secured debt - term loans           (197,554,923)              (9,220,077)               (6,425,000)
Proceeds from issuance of senior notes                  215,000,000                        -                         -
Payments on subordinated exchange debentures             (9,460,211)                       -                         -
Receipt on notes receivable from sale of stock            1,102,348                   44,437                         -
Purchase of treasury stock                               (8,380,000)                 (90,000)                        -
Issuance of common stock                                 20,000,000                        -                         -
                                               ------------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                           (34,206,977)             (23,279,203)               15,818,295
                                               ------------------------------------------------------------------------------
Net (decrease) increase in cash and cash                (13,882,109)              12,634,268                 3,232,066
   equivalents
Cash and cash equivalents at beginning of year           18,319,923                5,685,655                 2,453,589
                                               ------------------------------------------------------------------------------
Cash and cash equivalents at end of year         $        4,437,814         $     18,319,923         $       5,685,655
                                               ==============================================================================

See accompanying notes.



                   Von Hoffmann Holdings Inc. and Subsidiaries

1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) (the Company) and its wholly owned subsidiary, Von Hoffmann Corporation (formerly known as Von Hoffmann Press, Inc.) (the Subsidiary) and its wholly owned subsidiaries:
Mid-Missouri Graphics, Inc., Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., One Thousand Realty and Investment Company, and Precision Offset Printing Company, Inc. Effective February 29, 2002, Von Hoffmann Graphics, Inc. was merged with the Subsidiary. Effective December 20, 2002, One Thousand Realty and Investment Company was merged into the Subsidiary. Effective July 1, 2001, Mid-Missouri Graphics, Inc. was merged into the Subsidiary. Intercompany accounts and transactions have been eliminated.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from these estimates.


BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

Substantially all of the Company's assets, sales, and operating earnings are derived from the performance of book manufacturing services to educational publishers, commercial entities, and governmental institutions throughout the United States. At December 31, 2002, approximately 16.7 percent of the Company's workforce is subject to collective bargaining agreements. Two customers and their affiliates accounted for 27.9 percent of 2002 net sales, 32.0 percent of 2001 net sales, and 28.8 percent of 2000 net sales, respectively. Additionally, these two customers and their affiliates accounted for 15.6 percent of accounts receivable, respectively, at December 31, 2002. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.


REVENUE RECOGNITION

Revenues are recognized when the products are shipped FOB shipping point, risk of loss transfers or as services are performed as determined by the contractual arrangement.


CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include demand deposits and repurchase agreements with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates market value.


INVENTORIES

The Company values substantially all of its inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Effective January 1, 2000, the Company made changes in its LIFO calculations consisting of consolidation of LIFO pools, applying LIFO to additional portions of inventory, and changing certain computational techniques. The impact of these changes in methods was not material, individually or in the aggregate, to the operating results in 2000.

                   Von Hoffmann Holdings Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Inventories are comprised of the following amounts at December 31:

                                             2002                 2001
                                      ------------------------------------------

   Raw materials                            $14,602,196         $18,504,261
   Work-in-process                           19,125,388           6,549,530
                                      ------------------------------------------
                                             33,727,584          25,053,791
   Less LIFO reserve                          1,689,994           1,791,945
                                      ------------------------------------------
                                            $32,037,590         $23,261,846
                                      ==========================================

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The Company capitalizes all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over the following estimated useful lives:

                 DESCRIPTION YEARS
               -----------------------------------------------------------------

               Buildings and improvements                            11-40
               Machinery and equipment                                5-12
               Transportation equipment                               4-10
               Furniture and fixtures                                 4-7

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressed financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002, and the adoption of the statement did not have an effect on our financial position or our results of operations.


GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of this standard did not have any effect on the Company's accounting for prior business acquisitions.

Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. Accordingly, as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a transitional impairment test of its existing goodwill during the second quarter of 2002. The Company did not recognize any impairment of goodwill in connection with the initial transitional impairment test. In subsequent years, the Company will perform a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

                   Von Hoffmann Holdings Inc. and Subsidiaries

1. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

If goodwill amortization was not recorded in 2001 and 2000, the Company would have reported net loss of $1.3 million or $0.03 basic and diluted loss per share and net income of $0.7 million or $0.01 basic and diluted earnings per share, respectively.


INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax basis of assets and liabilities. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


EMPLOYEE STOCK OPTIONS

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards.


SHIPPING AND HANDLING COSTS

The Company records all revenues related to shipping and handling fees in net sales and the related costs in cost of products and services.


RECLASSIFICATIONS

Certain reclassifications have been made to prior years' balances to conform with the current year presentation.


2. RECAPITALIZATION RESTATED TO A PURCHASE

Effective May 22, 1997, a leveraged recapitalization of the Company took place (Recapitalization) pursuant to which:

     (1) The Company executed a credit agreement with a syndicate of financial institutions representing the senior secured credit facility (the Credit Agreement) in an aggregate amount of $200 million. Initial proceeds under the senior secured credit facility were $125 million. The terms of the senior secured credit facility are described in Note 5.

     (2)  The Company issued $100 million of senior subordinated notes (Note 5).

     (3) In exchange for $67.1 million, DLJ Merchant Banking Partners II and its affiliates acquired approximately 84 percent of the new common stock of the Company, redeemable preferred stock, and warrants to purchase additional shares of new common stock in the Company. On November 16, 1998, the preferred stock was converted into 13.5 percent subordinated exchange debentures at the then accreted value of $30.4 million. The terms of the 13.5 percent subordinated exchange debentures are described in Note 5.

     (4) The Company redeemed/exchanged the former common stock of the Company owned by ZS VH L.P. (ZS) for (a) cash of $288.8 million and (b) 10 percent of the new common stock of the Company.

     (5) The Company exchanged the former common stock of the Company owned by Robert A. Uhlenhop (Uhlenhop), the Company's former president and chief executive officer, for approximately 2.5 percent of the new common stock of the Company. In exchange for $0.3 million in cash and $0.5 million of notes receivable, Uhlenhop acquired an additional 1.5 percent of the new common stock in the Company.

     (6) In exchange for $0.4 million in cash and $0.4 million of notes receivable, certain other management personnel acquired the remaining
          2.0 percent of the new common stock in the Company.

                   Von Hoffmann Holdings Inc. and Subsidiaries

2. RECAPITALIZATION RESTATED TO A PURCHASE (CONTINUED)


     (7) Costs incurred by the Company related to the Recapitalization were approximately $5.9 million and were expensed in the predecessor financial statements.

Through June 20, 2002, the Company accounted for the May 22, 1997 Recapitalization transaction using the historical basis of the Company's existing assets and liabilities (i.e., "recapitalization accounting") because there was substantive continuing voting ownership by ZS. Because of the events described below and the rules in SEC Staff Accounting Bulletin (SAB) No. 54, the Company was required to retroactively push down the new owners' basis to the Company's separate financial statements - as if it were a new entity as of May 22, 1997.

During 2002, the Company had the following equity transactions:

     o On March 26, 2002, the Company issued 20 million shares of its common stock to its majority shareholder for $20.0 million in cash.

     o On June 21, 2002, the Company purchased all 5 million shares of common stock owned by ZS for $5.0 million in cash.

     o On June 21, 2002, the Company purchased all 2 million shares of common stock owned by Uhlenhop for $2.0 million, consisting of approximately $1.2 million in cash and settlement of a note receivable of approximately $0.8 million.

As a result of these transactions, the majority owners of the Company owned approximately 96 percent of the Company's common stock. In accordance with SAB No. 54, recapitalization accounting could no longer be used, and the new owners' "purchase accounting" basis had to be pushed down to the Company's financial statements as if it had occurred May 22, 1997. The accompanying financial statements reflect this retroactive application, and accordingly, the 2001 and 2000 balances have been restated from their recapitalization accounting presentation in past financial statements issued by the Company.

The application of purchase accounting for the May 22, 1997 partial purchase by the new owners and the March 26, 2002 purchase by the majority stockholder resulted in the following adjustments as of December 31, 2001 and for the years ended December 31, 2001 and 2000:

                                                       DECEMBER 31, 2001
                                                PREVIOUSLY        RESTATED
                                                 REPORTED          BALANCE
                                                ------------------------------

   BALANCE SHEETS
   Inventories                              $    15,789,157    $    23,261,846
   Property, plant, and equipment, net          137,709,574        148,476,809
   Goodwill, net                                 39,267,433        183,200,984
   Net deferred income tax liability              4,116,548         10,817,675
   Total stockholders' equity (deficit)        (146,550,783)         8,971,565

                   Von Hoffmann Holdings Inc. and Subsidiaries

                                            YEAR ENDED DECEMBER 31
                                           2001                              2000
                           ----------------------------------------------------------------------------
                                PREVIOUSLY        RESTATED             PREVIOUSLY        RESTATED
                                 REPORTED         BALANCE               REPORTED          BALANCE
                            ---------------------------------------------------------------------------
  Cost of products and          $334,372,403     $346,917,560          $361,911,162     $374,165,599
   services
  Selling and
   administrative expenses        23,404,166       31,263,254            25,776,350       33,597,323
  Loss on disposal of
   depreciable assets               (394,375)        (512,467)             (704,875)        (642,880)
  Income tax provision
   (benefit)                       3,716,620       (1,268,214)            4,095,143         (701,386)
  Net income (loss)                5,293,524      (10,243,979)            7,105,751       (8,111,134)
  Earnings (loss) per
   share:
    Basic                              $0.10           $(0.20)                $0.14           $(0.16)
    Diluted                            $0.09           $(0.20)                $0.12           $(0.16)


During the third and fourth quarters of 2002, the Company purchased approximately 1.4 million shares of common stock, owned by former employees, for approximately $1.4 million in cash.

The March 26, 2002 acquisition by the majority stockholder of the newly issued shares, the June 21, 2002 acquisitions by the Company of all shares of common stock held by ZS and Uhlenhop, and the third and fourth quarter common stock repurchases resulted in additional purchase accounting basis being pushed down to the Company. Such pushdown resulted in additional goodwill of approximately $6.7 million being recorded by the Company in 2002.


3. BUSINESS COMBINATIONS


PRECISION OFFSET PRINTING COMPANY, INC.

On March 30, 2000, the Company completed the acquisition of all of the outstanding shares of Precision Offset Printing Company, Inc. and Precision Ollan Seal, Inc. (collectively, Precision). The acquisition price, net of cash received and including capitalized transaction costs, was approximately $25.3 million and was principally financed with a $25 million increase in the Senior Secured Credit Agreement (the Credit Agreement).

The acquisition was accounted for as a purchase, and the consolidated financial statements include the results of operations of Precision from the acquisition date. The excess purchase price over estimated fair value of net assets acquired was approximately $17.1 million and was accounted for as goodwill.

Precision operates plants in Leesport, Pennsylvania, and Dauberville, Pennsylvania. Precision manufactures overhead transparencies and plastic inserts for use primarily in the education market. The 2000 pro forma results of operations as if the Precision acquisition had occurred at the beginning of the respective period would not have been materially different from the reported results.


4. RESTRUCTURING CHARGE

During 2001, the Company closed the sheet-fed printing, stripping, and platemaking operations of its St. Louis, Missouri, manufacturing location. The majority of these operations were transferred to the Owensville, Missouri, manufacturing location of Von Hoffmann Graphics, Inc. Additionally, the Company reduced the workforce within the St. Louis, Missouri, manufacturing location of the Subsidiary. Lastly, the Company closed the Owensville,

                   Von Hoffmann Holdings Inc. and Subsidiaries

4. RESTRUCTURING CHARGE (CONTINUED)


Missouri, manufacturing location of the Subsidiary. These operations and certain related assets were consolidated into the Jefferson City, Missouri, manufacturing locations of the Subsidiary. As a result of these restructurings, the Company recorded total restructuring expenses of approximately $1,476,000 consisting mainly of employee severance and equipment relocation costs. The Company utilized approximately $1,370,000 in 2001 and $106,000 in 2002. The Company has no remaining liability associated with the restructuring.


5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                                          2002                 2001
                                                                                   ------------------------------------------
   Von Hoffmann Corporation:
      Senior secured credit agreement - revolving loan                              $                 - $        23,000,000
      Senior secured credit agreement - term loans                                                    -         197,554,923
      Senior notes                                                                          215,000,000                   -
      Senior subordinated notes                                                             100,000,000         100,000,000
      Senior secured credit agreement - acquisition loan                                              -          21,000,000
                                                                                   ------------------------------------------
                                                                                            315,000,000         341,554,923
   Von Hoffmann Holdings Inc.:
      Subordinated exchange debentures                                                       35,681,157          43,016,132
                                                                                   ------------------------------------------
                                                                                             35,681,157          43,016,132
                                                                                   ------------------------------------------
                                                                                            350,681,157         384,571,055
      Less current portion                                                                            -          29,235,592
                                                                                   ------------------------------------------
                                                                                    $       350,681,157 $       355,335,463
                                                                                   ==========================================

SENIOR SECURED CREDIT AGREEMENT (NEW CREDIT AGREEMENT)

On March 26, 2002, the Subsidiary entered into a Senior Secured Credit Agreement (New Credit Agreement), which provides $90.0 million on a revolving basis. At the Subsidiary's one-time option, the available borrowings may be increased to $100.0 million, subject to finding lenders to provide such increase. The New Credit Agreement expires November 15, 2006.

Borrowings under the New Credit Agreement bear interest at variable rates tied to, at the Subsidiary's option, LIBOR or base rates of interest, and such interest is payable quarterly. Additionally, performance-based reductions of interest are available subject to measures of leverage. At December 31, 2002, the Subsidiary had no outstanding borrowings and approximately $73 million available for future borrowings under the New Credit Agreement, net of $1.35 million in an outstanding letter of credit.

The indebtedness outstanding on the New Credit Agreement is guaranteed by the Company and the Subsidiary's subsidiaries and secured by the capital stock of the Subsidiary. Since the Company has no independent operations and no subsidiaries other than the Subsidiary, these financial statements do not include condensed consolidating financial information. Additionally, the indebtedness is secured by substantially all existing and after-acquired property and assets of the Subsidiary.


SENIOR SECURED CREDIT AGREEMENT (OLD CREDIT AGREEMENT)

The Credit Agreement, originally entered into on May 22, 1997 as amended therefrom, was comprised of three term loan tranches with maturities ranging from six to eight years. Amortization of these term loans commenced on September

                   Von Hoffmann Holdings Inc. and Subsidiaries

5. LONG-TERM DEBT (CONTINUED)

30, 1997. Amounts outstanding at December 31, 2001 under the three term loan tranches were $197,554,923.

In addition, the Old Credit Agreement included a revolving loan and an acquisition loan commitment of $75 million and $25 million, respectively. Amounts outstanding at December 31, 2001 under the revolving loan and acquisition loan were $23 million and $21 million, respectively.

As a result of the Company extinguishing the Old Credit Agreement and entering into the New Credit Agreement, the Company recognized a loss of $3.1 million, which is reflected within the gain on debt extinguishment. The loss represents the write-off of deferred debt issuance costs associated with the Old Credit Agreement.


SENIOR NOTES

On March 26, 2002, the Subsidiary issued $215 million of 10.25 percent senior notes (2009 Senior Notes) due at maturity in 2009.

The notes pay interest semiannually in arrears on February 15 and August 15 and are a general unsecured obligation of the Subsidiary, fully and unconditionally guaranteed by the Company and the subsidiaries of the Subsidiary. The notes are subordinated to all current and future secured debt, including borrowings under the Senior Secured Credit Agreement. Under the senior notes indenture, the Subsidiary is subject to certain covenants that, among other things, limit the ability of the Subsidiary to pay dividends, incur additional indebtedness, and sell assets.

Proceeds from the New Credit Agreement and the 2009 Senior Notes were used to pay off all outstanding balances under the Subsidiary's prior Senior Secured Credit Agreement.


SENIOR SUBORDINATED NOTES

On May 22, 1997, the Subsidiary issued $100 million of 10.375 percent senior subordinated notes due at maturity in 2007.

The notes pay interest semiannually in arrears on May 15 and November 15 and are a general unsecured obligation of the Subsidiary, fully and unconditionally guaranteed by the Company and the subsidiaries of the Subsidiary, and subordinated to all current and future senior debt, including borrowings under the New Credit Agreement and the Senior Notes.

Under the senior subordinated notes indenture, the Subsidiary is subject to certain covenants that, among other things, limit the ability of the Subsidiary to pay dividends, incur additional indebtedness, and sell assets.

The subordinated notes indenture required the Company to file a registration statement with the Securities and Exchange Commission within 365 days of the issuance date or pay liquidated damages. The Company did not file a registration statement and complete an exchange offer for the private notes until September 27, 2002. As a result, the Company paid liquidated damages at an annual rate of
0.5 percent from May 22, 1998 until that date.


SUBORDINATED EXCHANGE DEBENTURES/REDEEMABLE PREFERRED STOCK/WARRANTS

On May 22, 1997, the Company issued redeemable preferred stock due in 2009 and detachable warrants for $25 million. The total proceeds received were allocated between the preferred stock and the warrants based on an estimate of each security's fair value at the date of issuance. The preferred stock accreted dividends at an annual rate of 13.5 percent until it was exchanged on November 16, 1998 for subordinated exchange debentures due in 2009. After the exchange, the preferred stock owners sold the subordinated exchange debentures in the open market. The subordinated exchange debentures accrue interest at a rate of 13.5 percent. Interest is currently not paid in cash but accretes to and increases the principal amount of each debenture. Beginning on May 22, 2002, interest will

                   Von Hoffmann Holdings Inc. and Subsidiaries

5. LONG-TERM DEBT (CONTINUED)


be required to be paid in cash, subject to restrictions defined in the New Credit Agreement and conditions provided in the subordinated exchange debentures indenture. The debentures cannot be redeemed by the Company until May 15, 2002 unless they are redeemed in conjunction with an initial public offering of the Company's stock or redemption is requested by the debenture holders upon the occurrence of a change in control of the ownership of the Company.

During 2002, the Company purchased approximately 28.3 percent of its outstanding subordinated exchange debentures for approximately $9.5 million. The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of approximately $3.4 million, which is reflected within the gain on debt extinguishment.

A total of 5,000,000 detachable warrants was issued in conjunction with the issuance of the preferred shares. The warrants entitle the holder to purchase common shares of the Company at a price of $0.01 per share. The warrants expire after ten years and can be exercised at any time. The fair value assigned to warrants of $4,495,000 is reflected in the stockholders' equity section of the consolidated balance sheets.

At December 31, 2002, the fair value of the senior notes and senior subordinated notes was approximately $197.8 million and $78.0 million, respectively, based on quoted market prices. The redemption value of the subordinated exchange debentures at December 31, 2002 was $37.4 million. Total interest paid on all debt was $27,997,528 in 2002, $30,346,820 in 2001, and $35,089,553 in 2000.


6. INCOME TAXES

The reconciliation of income tax expense at the U.S. federal statutory tax rates to the effective income tax rates is as follows:


                                                                                  YEAR ENDED DECEMBER 31
                                                                      2002                2001                 2000
                                                              ---------------------------------------------------------------

   Expected statutory rate                                            35.00%               35.00%              35.00%
   Nondeductible goodwill                                              -                  (28.00)%            (35.87)%
   Accretion on subordinated exchange debentures                      (1.81%)              (1.20)%             (1.57)%
   Interest and gain on subordinated exchange debentures             (26.47%)               -                   -
   State income tax and other                                          9.07%                5.22%              10.40%
                                                              ---------------------------------------------------------------
   Effective tax rate                                                 15.79%               11.02%               7.96%
                                                              ===============================================================



                   Von Hoffman Holdings Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

The components of the income tax provision (benefit) are as follows:

                                                                      2002                2001                 2000
                                                              ---------------------------------------------------------------
   Current:
      U.S. federal                                              $        883,221     $      4,878,105    $      6,050,239
      State and other                                                     49,534              554,983             500,471
                                                              ---------------------------------------------------------------
                                                                $        932,755     $      5,433,088    $      6,550,710
                                                              ===============================================================

   Deferred:
      U.S. federal                                              $     (1,784,674)    $     (6,016,771)   $     (6,698,040)
      State and other                                                   (141,448)            (684,531)           (554,056)
                                                              ---------------------------------------------------------------
                                                                $     (1,926,122)    $     (6,701,302)   $     (7,252,096)
                                                              ===============================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                            DECEMBER 31
                                                                                  2002                      2001
                                                                        -----------------------------------------------------
   Deferred tax assets:
      Goodwill/impairment charge                                             $      4,972,674        $        5,491,560
      Interest on subordinated exchange debentures                                  4,717,717                 5,684,407
      Vacation accrual                                                              1,178,435                 1,149,718
      Other                                                                         1,570,657                   805,674
                                                                        -----------------------------------------------------
   Total deferred tax assets                                                       12,439,483                13,131,359

   Deferred tax liabilities:
      Property, plant, and equipment                                               17,721,254                20,774,125
      Inventory                                                                     3,053,553                 3,116,974
      Other                                                                           556,229                    57,935
                                                                        -----------------------------------------------------
      Total deferred tax liabilities                                               21,331,036                23,949,034
                                                                        -----------------------------------------------------
   Net deferred tax liabilities                                            $       (8,891,553)       $      (10,817,675)
                                                                        =====================================================


Income taxes of $2,331,889, $9,433,947, and $8,489,766 were paid in 2002, 2001, and 2000, respectively.


7. PENSION AND PROFIT SHARING PLAN

The Company has one defined contribution pension and profit sharing plan. The Company contributed a total of $4,680,999 in 2002, $4,343,222 in 2001, and $4,385,292 in 2000.


8. EMPLOYEE STOCK OPTION PLAN

During 1997, the Company authorized a stock option plan to grant options to management personnel for up to 6,000,000 shares of the Company's common stock. Certain options granted under the plan vest ratably over a five-year period, while other options have an accelerated vesting feature in which vesting occurs ratably over a five-year period only if certain performance targets are met. If performance targets are not met, those options automatically vest nine years and 11 months from the date of grant. Vested options may be exercised up to ten years from the date of grant.

                   Von Hoffmann Holdings Inc. and Subsidiaries

8. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     Information related to the Company's stock option plan is presented below.

                       --------------------------------- ---------------------------------  ---------------------------------
                                     2002                              2001                               2000
                       --------------------------------- ---------------------------------  ---------------------------------
                          NUMBER OF    WEIGHTED AVERAGE     NUMBER OF        WEIGHTED          NUMBER OF        WEIGHTED
                                                                             AVERAGE                            AVERAGE
                           OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE        OPTIONS      EXERCISE PRICE
                       --------------------------------- ---------------------------------  ---------------------------------
   Outstanding at           5,275,000        $1.20            5,525,000              $1.19       5,600,000        $1.18
    beginning of year
   Forfeited                2,048,400         1.52              400,000               1.27         375,000         2.12
   Granted                          -            -              150,000               2.25         300,000         2.25
                       -----------------                 -----------------                  -----------------
   Outstanding at end       3,226,600        $1.00            5,275,000              $1.20       5,525,000        $1.19
    of year
                       ================================= =================================  =================================

   Exercisable at end
    of year                 2,931,970        $1.00            3,887,685              $1.12       3,378,815        $1.10
                       ================================= =================================  =================================

   Reserved for future
    option grants           2,773,400                           725,000                            475,000
                       =================                 =================                  =================



Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value method. Under this method, the expected volatility of the Company's common stock is not estimated, as there is no market for the Company's common stock in which to monitor stock price volatility. The calculation of the fair value of the options granted in 2001 and 2000 assumes a risk-free interest rate of 5.00 and 5.50 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of five years. The weighted average fair value of options granted during 2001 and 2000 was $0.50 and $0.54 per share, respectively. The weighted average remaining contractual life of options is 4.42 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' estimated vesting period.

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Based on the above assumptions, the Company's pro forma net income and earnings per share incorporating this amortization would not have been materially different from reported amounts during 2002, 2001, and 2000.

In August 2002, the Company offered a voluntary option cancellation and replacement program to certain of its employees. Under this program, the employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price greater than $1.00 per share for a number of replacement options, approximately their December 31, 2002 vested position, to be granted at a future date, six months and five days from the cancellation date. Under the exchange program, options for 850,000 shares of the Company's common stock were tendered and canceled, of which 616,695 were eligible for replacement option grants. The exercise price of each replacement option will be the fair value of the Company's common stock on the date of grant. The replacement options will have terms and conditions that are substantially the same as those canceled options. The exchange program is not expected to result in any compensation charges or variable plan accounting.

                   Von Hoffmann Holdings Inc. and Subsidiaries

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                             YEAR ENDED DECEMBER 31
                                                              2002                     2001                   2000
                                                   --------------------------------------------------------------------------
   Numerator for basic and diluted earnings per             $(5,296,322)             $(10,243,979)            $(8,111,134)
      share - loss allocable to common
      stockholders
                                                   ==========================================================================

    Denominator for basic and diluted loss per
       share - weighted average shares                       62,609,786                51,579,444              51,594,444
                                                   ==========================================================================
   Basic and diluted loss per share                      $        (0.08)          $         (0.20)        $         (0.16)
                                                   ==========================================================================


10. RELATED PARTY TRANSACTIONS

The Company paid consulting fees to Credit Suisse First Boston Corporation
(Credit Suisse) (or its predecessor), an affiliate of a stockholder in the Company, of approximately $0.4 million in 2002 and $0.3 million in 2001 and 2000. As part of the financing activity disclosed in Note 5, the Company paid consulting fees associated with formulation of financial strategies to Credit
Suisse of approximately $1.0 million. In addition, the Company paid underwriting fees in 2002 associated with the 2009 Senior Notes and New Credit Agreement to Credit Suisse of approximately $8.2 million. Credit Suisse also received fees for their work assisting the Company on the open market repurchases of its Subordinated Exchange Debentures. The Company believes the amount paid to Credit
Suisse in these transactions was no more favorable than an amount it would have paid to independent third parties for the same service.


11. UHLENHOP AGREEMENT

On June 21, 2002, the Company and Uhlenhop amended his employment agreement, and at that time, the Company paid Uhlenhop a one-time cash payment on an after-tax basis of $1.0 million. The Company recorded an expense, as reflected in selling and administrative expense in 2002, of approximately $1.8 million.


12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     QUARTER
2002                               FIRST            SECOND             THIRD             FOURTH                     YEAR
Net sales                        $82,666,127      $112,025,340      $108,054,283       $76,691,762             $379,437,512
Gross profit                       9,368,587        19,871,872        16,310,841        12,554,974               58,106,274
Net income (loss)                 (5,793,228)        2,268,221           249,446        (2,020,761)              (5,296,322)
Basic earnings (loss)
   per share                            (0.11)             0.03              -                (0.03)                   (0.08)
Diluted earnings (loss)
   per share        (loss) per share    (0.11)             0.03              -                (0.03)                   (0.08)



                   Von Hoffmann Holdings Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                     QUARTER
2001                                        FIRST             SECOND             THIRD            FOURTH             YEAR
Net sales                                 $112,852,034       $113,889,206      $107,451,937       $72,903,225      $407,096,402
Gross profit                                16,677,865         20,496,269        15,844,935         7,159,773        60,178,842
Net income (loss)                           (2,757,608)         1,158,592        (1,784,851)       (6,860,112)      (10,243,979)
Basic earnings (loss) per share                  (0.05)              0.02             (0.03)            (0.13)            (0.20)
Diluted earnings (loss) per share  share
                                                 (0.05)              0.02             (0.03)            (0.13)             (0.20)



(1) During the quarter ended December 31, 2002, the Company recorded a $1,000,000 increase to earnings ($842,000 net of tax) related to a book-to-physical inventory adjustment on paper inventory. The impact of the adjustment on a basic and diluted basis was $0.01 per share.

                            VON HOFFMANN HOLDING INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------


                                                          2000                       2001                       2002
                                                          ----                       ----                       ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of year                          $     901,547              $     532,128              $      563,957
Provisions (reductions) charged to income                 113,085                    100,000                    (100,000)
Uncollectible accounts written off, net of
recoveries                                               (482,504)                   (68,171)                     11,128
                                                    --------------             --------------             ---------------
Balance, beginning of year                          $     532,128              $     563,957              $      475,085

RESERVE FOR OBSOLETE INVENTORY:
Balance, beginning of year                          $           -              $     448,820              $      440,870
Provisions (reductions) charged to income                 450,000                    143,236                     420,350
Usage of reserve                                           (1,180)                  (151,186)                          -
                                                    --------------             --------------             ---------------
Balance, beginning of year                          $     448,820              $     440,870              $      861,220
                                                    ==============             ==============             ===============



EXHIBIT INDEX

         EXHIBIT NO.     EXHIBIT DESCRIPTION
         -----------     -------------------

          3.1(1)    Certificate of Incorporation of Von Hoffmann Corporation and
                    Certificate   of  Ownership   and  Merger  of  Von  Hoffmann
                    Graphics, Inc. with and into Von Hoffmann Press, Inc.

          3.2(1)    By-Laws of Von Hoffmann Corporation.

          3.3(1)    Certificate of Incorporation  of Von Hoffmann  Holdings Inc.
                    and   Certificate   of  Amendment  to  the   Certificate  of
                    Incorporation of Von Hoffmann Corporation.

          3.4(1) By-Laws of Von Hoffmann Holdings Inc. 3.5(1) Certificate of Incorporation of H&S Graphics, Inc. 3.6(1) By-Laws of H&S Graphics, Inc.

          3.7(1) Certificate of Incorporation of Preface, Inc. 3.8(1) By-Laws of Preface, Inc.

          3.9(1) Certificate of Incorporation of Precision Offset Printing Company, Inc. 3.10(1) By-Laws of Precision Offset Printing Company, Inc.

          4.1(1) Indenture, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10 1/4% Senior Notes due 2009.

          4.2(2) Indenture, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.3(1) Indenture, dated October 16, 1998 between Holdings and Marine Midland Bank, as Trustee, with respect to the 13.5% Subordinated Exchange Debentures due 2009

          4.4(1)    Form of 2009 Notes (included in Exhibit 4.1 hereto).

          4.5(2)    Form of 2007 Notes (included in Exhibit 4.2 hereto).

          4.6(1) Form of Global Exchange Debenture (included in Exhibit 4.3 hereto)

          4.7(1) Registration Rights Agreement, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto, Credit Suisse First Boston Corporation and Scotia Capital
                    (USA) Inc.

          4.8(2) Registration Rights Agreement, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Donaldson, Lufkin & Jenrette Securities Corporation.

          4.9(2) Registration Rights Agreement, dated June 13, 1997 between Von Hoffman Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.

          4.10(2) Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

          4.11(2) Amendment No. 1, dated November 30, 2000, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

          4.12(2) Amendment No. 2, dated June 20, 2002, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

          4.13(2) Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Robert Uhlenhop and the Robert A. Uhlenhop 1998 Irrevocable Trust Dated 1/27/98.

          4.14(2) Stock Purchase Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.

          4.15(2) Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., ZS VH II L.P. and DLJ Merchant Banking Partners II, L.P.

          4.16(2) Supplemental Indenture, dated January 16, 1998 among Von Hoffmann Corporation, the Bawden Corporation, Bawden Printing, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.17(2) Second Supplemental Indenture, dated June 2, 1998 among Von Hoffmann Corporation, H & S Graphics, Inc., Preface, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

         EXHIBIT NO.     EXHIBIT DESCRIPTION
         -----------     -------------------

          4.18(2) Third Supplemental Indenture, dated July 15, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.19(2) Fourth Supplemental Indenture, dated September 28, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.20(2) Fifth Supplemental Indenture, dated September 29, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc.,
                    Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company, Bawden Printing, Inc., H&S Graphics, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.21(2) Sixth Supplemental Indenture, dated October 15, 1998 among Von Hoffmann Corporation, Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.22(2) Seventh Supplemental Indenture, dated November 2, 1998 among Von Hoffmann Corporation, Bawden Printing, Inc., and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.23(2) Eighth Supplemental Indenture, dated October 29, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.24(2) Ninth Supplemental Indenture, dated March 30, 2000 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.25(2) Tenth Supplemental Indenture, dated July 1, 2001 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.26(2) Eleventh Supplemental Indenture, dated February 25, 2002 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.27(2) Twelfth Supplemental Indenture, dated February 28, 2002 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          4.28(4) Thirteenth Supplemental Indenture, dated December 19, 2002 among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

          10.1(1)+ Employment Agreement, dated January 31, 2002, between Von Hoffmann and Robert Mathews.

          10.2(3)+ Employment Agreement, dated as of October 31, 2002, between Gary C. Wetzel and Von Hoffmann Corporation.

          10.3(1)+ Employment Agreement, dated January 31, 2002, between Von Hoffmann and Peter C. Mitchell.

          10.4(4)+ Separation Agreement, dated as of November 7, 2002, among Von Hoffmann Holdings Inc. and Von Hoffmann Corporation and Peter C. Mitchell.

          10.5(4)+ Amendment No. 1 to the Standard Stock Option Agreement between Von Hoffmann Holdings Inc. and Peter C. Mitchell, dated as of October 31, 2002.

          10.6(1)+  Amended and Restated  Employment  Agreement,  dated June 21,
                    2002,  among  Von  Hoffmann   Holdings  Inc.,  Von  Hoffmann
                    Corporation and Robert A. Uhlenhop.

          10.7(4)+ Separation Agreement, dated as of December 6, 2002, among Von Hoffman Holdings Inc., Von Hoffmann Corporation and Robert A. Uhlenhop.

          10.8(4)+  Amendment  No.  2 to  the  Special  Stock  Option  Agreement
                    Between Von Hoffmann Corporation and Robert A. Uhlenhop, dated as of January 31, 2002.

         EXHIBIT NO.     EXHIBIT DESCRIPTION
         -----------     -------------------

          10.9(4)+  Amendment  No.  3 to  the  Special  Stock  Option  Agreement
                    Between Von Hoffmann Holdings Inc. and Robert A. Uhlenhop, dated as of June 21, 2002.

          10.10(1) Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

          10.11(4) Amendment No. 1, dated as of September 19, 2002 to Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

          10.12(1) Financial Advisory Agreement, dated March 26, 2002, between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.

          10.13(2)  Von Hoffmann Corporation 1997 Stock Option Plan.

          10.14(4) Von Hoffmann Holdings Inc. 2003 Stock Option Plan, adopted as of February 10, 2003.

          10.15(4)+ Terms of Service of Robert S.  Christie as a director of Von
                    Hoffmann Holdings Inc. and Von Hoffmann Corporation.

          10.16(4)+ Terms of  Service of Harold E.  Layman as a director  of Von
                    Hoffmann Holdings Inc. and Von Hoffmann Corporation.

          12(4) Statement regarding calculation of ratio of earnings to fixed charges.

          21(4)     Subsidiaries of the Registrants.

          99.1(4) Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2(4) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________
(1) Incorporated by reference to the Registrants' Registration Statement on Form S-1 (file no. 333-90992), dated June 21, 2002.

(2) Incorporated by reference to
the Registrants' Amendment Number 1 to Registration Statement on Form S-1 (file no.m333-90992), dated August 1, 2002.

(3) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q, dated November 12, 2002.

(4) Filed herewith.

+ Management contract or compensatory plan or arrangement.