Form 10-K
period 2003-12-31
VON HOFFMANN HOLDINGS INC; VON HOFFMANN CORP
filed 2004-03-30
CIK 1175820, 1175474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-90992

VON HOFFMANN HOLDINGS INC.
VON HOFFMANN CORPORATION*
(Exact name of registrants as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	22-1661746 43-0633003 (IRS Employer Identification No.)
1000 Camera Avenue, St. Louis, MO (Address of principal executive offices)	63126 (Zip Code)
Registrants' telephone number, including area code: (314) 966-0909
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock: None

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirement for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        There is no trading market for the common equity of Von Hoffmann Holdings Inc. All shares of capital stock of Von Hoffmann Corporation are held by Von Hoffmann Holdings Inc.

        The number of outstanding shares of Von Hoffmann Holdings Inc.'s capital stock as of March 30, 2004 was 83,154,444 shares of common stock, par value $0.01 per share.

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

PART I

Item 1.    Business.

The Company

        Von Hoffmann Corporation ("Von Hoffmann") is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. ("Holdings," and together with its subsidiaries, the "Company", "us", "our" or "we"). Founded in 1904, we are a leading manufacturer of four-color case-bound and soft-cover educational textbooks and related components for major publishers of books in the United States, including Harcourt, Inc., Houghton Mifflin Company, Pearson plc and The McGraw-Hill Companies. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school ("ELHI") and college instructional materials markets. In addition to textbook manufacturing, we provide our customers with a full range of value-added printing and design services from early design to final distribution. We additionally manufacture products sold to the commercial market place where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches. We believe we have an established reputation for superior quality, reliability and customer service, allowing us to build strong relationships with our customers.

        Since 1998, we have diversified our product offerings and added new services through selected strategic acquisitions in order to enhance our position within the instructional materials and commercial printing markets. In 1998, we added services such as design, art procurement, color separation and image setting, and expanded our product offerings with one- and two-color printing capabilities, workbooks, test kits and commercial products. In 2000, we further expanded our product offerings with the addition of plastic inserts and overhead transparencies. In 2003, we acquired The Lehigh Press, Inc. ("Lehigh Press"), a leader in the printing of decorative covers and book components in the instructional materials market. We believe that these acquisitions solidify us as an industry leader in the instructional materials market in providing the broadest range of products and services available, including early design, manufacture and distribution. In addition to solidifying our position in the instructional materials market, our acquisitions have enabled us to expand our presence in the commercial book market.

        Over the past five years, we have invested approximately $96.4 million in high-quality, high-throughput machinery and plant expansions (excluding equipment obtained in acquisitions), enhancing our competitive position and providing capacity for future growth. These investments include additional four-color web printing presses, additional one- and two-color presses, sheet-fed presses, new digital pre-press equipment and additional manufacturing space. We have also invested extensively in customized, high-efficiency bookbinding production lines. As a result of our capital investments, we believe we have created an opportunity to gain greater market share as well as to improve our competitive position.

        Holdings was incorporated on August 3, 1904 under the laws of the State of Missouri. Since September 17, 1998, Holdings has been incorporated under the laws of the State of Delaware. Von Hoffmann was incorporated on April 2, 1948 under the laws of the State of Missouri. Since September 17, 1998, Von Hoffmann has been incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1000 Camera Avenue, St. Louis, Missouri, 63126, and our phone number is (314) 966-0909.

Industry Overview

Instructional Materials Market

        We primarily serve the instructional materials market, from which we derived approximately 67% of our 2003 net sales. Within the overall instructional materials market, we focus principally on the ELHI and higher education areas, for which we manufacture textbooks, standardized test materials and other educational materials.

ELHI Market

        The ELHI instructional materials market is driven by the textbook adoption cycle, student enrollment, an increased focus on accountability and testing standards and state and federal funding for education. The textbook adoption process is a key factor affecting annual fluctuations in ELHI textbook sales. This process drives new content, and thus new product, into the textbook market. The ELHI textbook market is divided between states where publishers can market their books directly to school districts, known as "open territory" states, and states where districts must first get state approval to purchase textbooks, known as "adoption" states. In open territory states, textbooks are purchased independently by local school districts or by individual schools themselves. These states do not issue statewide schedules for purchasing or lists of state-selected instructional materials. By contrast, in an adoption state, a committee screens textbooks for approval for purchase within the state. Once they are on an approved list, these textbooks can be purchased by the individual districts within the state. These initial purchases tend to take place over a one- to three-year timeframe with reprints extending over an additional four to five years.

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

        According to U.S. Department of Education statistics, a record number of approximately 53 million students was expected to enter K-12 classrooms for the 2002-2003 school year. This number is expected to remain at historically high levels through 2007.

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

        Funds allocated to instructional materials at the ELHI levels increased from 1999 to 2002 as a consequence of higher enrollments, more robust state tax revenues and increased state and local spending as a result of an increased emphasis on improving the quality of public education. The five largest textbook markets, ranked by total textbook spending, are California, Texas, Florida, New York and Illinois. These markets, which together account for approximately one third of all spending, saw a combined state funding increase of 13.8% from 1999 to 2002, reaching $1.1 billion for the 2001-2002 school year. Funds for the instructional materials in these five states within the ELHI market, however, decrease approximately 10.5% in the 2003 school year. This significant decrease is due to an estimated 25.8% reduction in spending in California in 2003. Spending in the four remaining states remained stable for the school year.

        Projected total spending on ELHI instructional materials is expected to increase at a compound annual growth rate of 3.5% from 2002 to 2007, reaching an estimated $4.7 billion in 2007. Increased state funding, anticipated adoptions and continuing high levels of enrollment growth are expected to generate revenue growth in the ELHI market in the forecasted period. While the funding allocated to the instructional materials market within the ELHI levels is anticipated to increase in the next five years, funding is dependent upon federal, state and local tax revenue and numerous states and localities are under budgetary constraints and are currently addressing deficit positions, which could result in short-term funding reductions for these materials and may delay future adoptions.

College Market.

        The college instructional materials market is driven primarily by student enrollment. College enrollment is projected to rise to 16.8 million by the year 2007, an increase of approximately 7.9% from 2002. Full time enrollments increased five years in a row from 1998 to 2002. This trend is expected to continue as the population of college age students continues to grow, laid-off workers go back to college, and nontraditional students return to college to expand their skill sets in a tighter job market.

        End-user spending on college instructional materials is projected to rise at a compound annual growth rate of 7.9% from 2002 to 2007, reaching an estimated $6.5 billion in 2007.

The Commercial Printing Market

        We compete in a $7.0 billion subset of the $100.0 billion commercial printing market, supplying a wide variety of end users with one-, two-and four-color case-bound and soft-cover printing with varied binding styles. With the Lehigh Press acquisition, we also provide decorative covers and related components to this market. The areas in which we compete include business-to-business catalogs, trade, healthcare manuals, computer hardware and software manuals and documentation and government (state and federal) manuals. This market does not experience the same seasonality as the instructional materials market, with increased volume usually occurring in the second half of the year.

        With the Lehigh Direct division of Lehigh Press, we also compete in a $49.1 billion direct market sector within the overall commercial printing market, supplying highly personalized and sophisticated inline finished products for a wide variety of direct marketing applications.

Operating Divisions

        We provide our products and services to the instructional materials and commercial printing markets through four operating divisions as follows:

Operating Division		Product and Service Offerings
Von Hoffmann, or VH	—	Four-color hard- and soft-cover educational textbooks
	—	One- and two-color educational textbooks
	—	Standardized, secure educational testing materials
	—	Commercial one-, two- and four-color books
	—	Fulfillment
H&S Graphics and Preface	—	Design and creative services
	—	Digital pre-press
	—	Composition
	—	Editorial development
Precision	—	Plastic printing: overhead transparency products and plastic inserts for scholastic textbooks
Lehigh Press	—	Textbook covers, ancillary products, and digital text page production and pre-press for the book publishing industry
	—	Specialized promotional web printing focused on direct marketing sector

        VH.    VH is our largest operating division and includes the businesses of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc. (which was comprised of the businesses of Custom Printing Company, Inc. and Bawden Printing), which were merged together in February 2002. VH produces one-, two- and four-color textbooks and testing materials for the instructional materials market and one-, two- and four-color books for the commercial printing market. Its educational customers include virtually all of the major domestic publishers of ELHI and college textbooks, including the educational publishing divisions of Houghton Mifflin, Pearson, McGraw-Hill and Harcourt. Its commercial customers include the U.S. Government Printing Office, Cutler Hammer—Eaton Corporation, General Motors Corporation, Modus Media, Maintenance Warehouse Corporation and Healthwise, Inc.

        VH's Jefferson City, Missouri facility focuses almost exclusively on the manufacture of four-color products including textbooks for the ELHI and college markets and commercial products. We employ specially modified machinery to meet the demanding service, quality and delivery requirements of these markets and believe that we are better able than our competitors to accommodate the relatively short lead-times and highly variable run lengths that typify the four-color product industries. These factors distinguish us from other book manufacturers who focus on multiple products and for whom four-color products represent only a small portion of overall product mix. VH also operates our Owensville, Missouri and Eldridge, Iowa facilities, which focus on the one- and two-color book manufacturing market. These facilities also feature binding operations, including adhesive and saddle-stitch styles, and provide fulfillment and distribution services. In addition, VH operates our Frederick, Maryland facility, which is strategically located near our customer base in the Northeast, and which produces products for the specialty trade and ancillary education workbook market.

        Over the past five years, we have invested in state-of-the-art, integrated digital pre-press equipment that streamlines and enhances the traditional pre-press process. Historically, the pre-press process involved a publisher sending artwork out for color separation and the production of film, which is then sent to a printer to create printing plates. Through the purchase of integrated digital pre-press equipment and the acquisitions of H&S Graphics and Preface, we now have the ability to perform all the necessary pre-press work from digital media provided by our customers. This system gives us the capability to make plates in a computer-to-plate environment, saving time and reducing the opportunities for error. This is particularly significant in the textbook adoption process, which entails repeated changes to a book and multiple short-run print jobs.

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

        On January 1, 2004, we merged our wholly-owned subsidiaries, Preface and H&S Graphics, together, with H&S Graphics, as the surviving corporation. Preface is now being operated as an operating division of H&S Graphics.

        Precision.    Founded in 1951, Precision is a sheet-fed print and bindery operation that sells primarily to the educational textbook market. Precision was acquired in March 2000 in order to provide our customers with a more complete and balanced product offering. Precision derives revenues primarily from plastic printing, which consists of overhead transparency products and plastic inserts for educational textbooks, with the remaining revenues derived from paper printing. Precision's customer base includes the same major educational publishing houses with whom we have long-standing relationships, including McGraw-Hill, Houghton Mifflin, Pearson and Harcourt.

        On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision subsidiary. These operations will be moving into the Pennsauken, NJ-based Lehigh Lithographers ("Litho") division of The Lehigh Press, Inc., recently acquired in October 2003. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

        The Company estimates the pre-tax expenses associated with the above closure to total approximately $4.0 million to $4.5 million consisting of employee severance ($0.7 million); revision of depreciable assets and salvage value of property, plant and equipment ($2.7 million) and other cash charges ($0.7 million). Of these amounts, none were recognized in 2003. These amounts will be recognized over the first two quarters of 2004.

        Lehigh Press.    Acquired in October 2003, Lehigh Press is a provider of highly specialized web and sheet-fed component printing services with market and technology leadership in two attractive print sectors. Lehigh Press, originally founded in 1924, was acquired to increase our product offerings to our customer base and to provide increased capabilities, including design, prepress, manufacturing, fulfillment and distribution. Lehigh Press operates through two operating divisions: Lehigh Lithographers and Lehigh Direct.

        Lehigh Lithographers is a market leader in cover component manufacturing for the ELHI and college market sectors of the book publishing industry. In 2003, sales of textbook covers and digital production and pre-press services to these market sectors represented 85% of Lehigh Lithographers total sales. Lehigh Lithographers also prints specialty commercial products, such as posters, folders, catalogs and brochures. Lehigh Lithographers' customer base includes the same major educational publishing houses with which we have long-standing relationships, including McGraw-Hill, Houghton Mifflin, Pearson and Harcourt.

        Educational book publishers customarily outsource the printing and manufacturing of their textbooks. A crucial factor of that outsourcing is the various components required to produce a finished product. Lehigh Lithographers specializes in providing educational textbook components, principally highly differentiated book covers and digital production and pre-press services, to these publishers. The cover provides the critical first impression of the textbook to administrators, teachers and students and is one of the most specialized and complex components to produce in a school program. Typically, the cover represents between 10% and 15% of the print and manufacturing cost of the book to the publisher.

        Lehigh Lithographers relies on its nearly five decades of market leadership and ten sheet-fed presses, which are primarily six colors. Lehigh Lithographers is an innovator when it comes to providing high quality products and services that enhance the finished nature and quality of book components. For example, Lehigh Lithographers offers many distinctive products and services including trademarked decorative techniques: Decogram® and LeHiFi®. Decogram® involves combining foil stamping and custom die manufacturing with printed graphics to reflect light and create the impression of movement and dimension. It can be tailored to produce a wide range of visual effects from subtle to emphatic. LeHiFi® is a special six-color integrated printing process that creates amazingly life-like colors. Additional high value finishing processes include aqueous coating, overall and spot UV coatings, film lamination, embossing, foil and hologram image stamping as well as post embossing.

        Lehigh Lithographers is the leading provider of educational case-bound book covers in the United States with a market share of greater than 50%, in what is broadly recognized as the highest margin component sector in the book manufacturing industry. Additionally, Lehigh Lithographers was the sole provider of cover components for eight of the top ten best selling K-8 textbook series in 2002, and shared the providing of cover components for the remaining series. As these books will reprint for a period of two to five years, we believe that a corresponding stable stream of revenue for Lehigh Lithographers will continue during that time.

        Lehigh Direct provides a range of unique, innovative printing products and services to the direct marketing sector. Lehigh Direct has over 30 years of experience in the processing of direct marketing materials. Lehigh Direct incorporates eight web presses ranging from four- to eight-color presses and from 26 inches to 50 inches in width. Lehigh Direct can accommodate large marketing projects with digital pre-press, personalization, dimensional printing, inline finishing, data processing and mailing services. Lehigh Direct's inline capabilities include die-cutting, hot-melt glue, plow folding, rotary cutting, rub-offs, scoring, numbering and micro-encapsulation. Lehigh Direct's customer base includes The American Automobile Association, Inc. (AAA), Columbia House Holdings, Inc., GEICO Corporation, Publishers Clearing House, Inc. and Walgreen Co.

        In November 2003, our Board of Directors authorized the exploration of a potential sale of Lehigh Direct. We determined to consider a sale of the Lehigh Direct business because it does not serve our core instructional materials market. To assist us in the sale of the Lehigh Direct division, we engaged Credit Suisse First Boston in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million at acquisition date and at December 31, 2003, based on recent internal analysis of similar transactions. The Company believes the division will be sold by the end of the third quarter of fiscal 2004. We cannot assure you if or when the sale of Lehigh direct will occur and the terms of any potential sale. In addition, we may suspend or terminate the potential sale.

Sales and Marketing

        Instructional Materials Market.    Our educational textbook sales team works to develop, support, and enhance our relationships with publishers in both the college and ELHI markets, as well as with smaller independent publishers. The cost of printing a textbook typically represents a small percentage of a publisher's total cost for a textbook, but the failure to meet a production deadline could result in a significant loss to the publisher. As a result, competition in the textbook manufacturing industry is equally service- and quality-driven. Accordingly, a significant element of our marketing efforts consists of maintaining close relationships with our customers to ensure proper production, scheduling and timely delivery. Our senior management team and sales support staff maintain close contact with key customers in order to identify relevant issues affecting these customers as well as to identify competitive advantages. In addition, the sales force and planners are in daily contact with the manufacturing personnel of our customers with pending indications or firm orders in order to deal with changes or production issues that arise throughout the process.

        We have concentrated on maintaining long-standing relationships with the major educational publishers. These publishers have consolidated significantly over the past several years, reducing the major educational publishers to four. These publishers accounted for approximately 42% of our net sales during 2003.

        Commercial Printing Market.    Our sales and marketing organization has developed and is pursuing a focused sales strategy across the identified commercial market segments. With dedicated sales people located throughout the United States, we address this market on a national level. Customer needs are matched to one of our eleven manufacturing facilities and our array of production capabilities.

Operations and Production

        As a contract print manufacturer, we principally manufacture products pursuant to firm customer orders. Our key manufacturing and distribution functions include:

  •
  creating page designs and digital files;

  •
  producing printing plates from film or directly from digital files provided by customers or created from our extensive library;

  •
  purchasing paper and other components supplied by other manufacturers;

  •
  printing and binding;

  •
  packaging, storing and shipping finished products;

  •
  archiving, preserving and reformatting film and digital files for reprints; and

  •
  fulfillment of customer orders, inserting CDs and packaging.

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

        We have configured our physical plant and trained our workforce to print both short-run and long-run quantities. The length of a run of a given title is highly variable over its life span. We believe our "make ready" time per changeover is significantly less than that of our major competitors. This capability lowers unit costs, making it economically feasible to print fewer copies. This is important as it allows our customers to minimize their inventory levels while maintaining the ability to adjust subsequent production orders in response to unforeseen sales patterns and unexpected stock shortages. As the trend towards more customized products becomes more apparent, we believe we are well positioned to produce shorter runs efficiently and thereby accommodate our customers' needs.

        Pricing and Scheduling.    In order to meet the demands of the highly competitive, time-sensitive printing markets, we manage estimating and pricing centrally from our St. Louis headquarters. We have implemented a master scheduling program for the print and bind business that will optimize plant utilization on a company-wide basis. Work may move from plant to plant based on specific capabilities or capacity demands. We have dedicated customer service representatives at each facility in an effort to meet the needs of our customers.

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

        Over the past five years, we have invested approximately $96.4 million in high-quality, high-throughput machinery and plant expansions (excluding equipment obtained in acquisitions), enhancing our competitive position and significantly expanding our production capacity for future growth. Our investments have been made in additional one through four-color web printing presses, additional sheet-fed presses, new digital pre-press equipment and additional manufacturing space. We have also invested extensively in customized, highly efficient bookbinding production lines.

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

        Approximately 50% of ELHI textbooks are shipped to states that require publishers to keep a particular title in print and supply orders for reprints for periods generally ranging from five to eight years. Other ELHI and college textbooks are kept in print for approximately four to six years. The reprint business is also necessitated by partial corrections or copyright edition changes that must be made in order to incorporate new information or to comply with editorial changes demanded by school committees in various states. In 2003, approximately 78% of our four-color ELHI net sales were generated from reprints, and we retained over 97% of our ELHI reprint business while losing less than 3% to competitors.

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

Raw Materials

        Paper costs represent approximately 35% of our net sales and over 81% of raw material costs in the manufacturing process. Paper costs generally flow through to the customer as we generally order paper for specific orders and do not take significant commodity risk on paper.

        We have implemented a paper management program with several customers, which is designed to allow us to: (i) standardize the type of paper we use on presses and greatly reduces production and start-up costs; and (ii) avoid the cost of additional storage space and production inefficiencies required by separating each publisher's consigned paper. In 2003, approximately 53% of our paper usage was procured through this program.

        We operate our paper programs with three major paper suppliers, the largest and most significant of which is The Mead Corporation, now known as MeadWestvaco Corporation, which provides approximately 92% of the paper for this program. The benefits to us, our customers and paper producers have allowed our paper management program to grow consistently.

Employees

        As of December 31, 2003, we had 2,353 employees. Approximately 442 and two of our current employees are represented by affiliates of the Graphic Communications International Union, or the "GCIU," and the International Brotherhood of Teamsters, respectively, under collective bargaining agreements that expire between April 2004 and March 2008. For the contract expiring in April 2004, the contract covers 23 employees, and we believe a new agreement will be reached with no material adverse impact to operations. We believe that overall relations with our employees are generally good.

Competition

        The educational textbook market is highly competitive. The factors by which textbook manufacturers are chosen include the ability to maintain and adhere to a strict manufacturing schedule, the quality of product and service, competitive pricing and capability to provide "one-stop shopping" to the publisher. The commercial book manufacturing market is also very competitive. Competitive advantages include pricing, quality, service and rapid turnaround as well as other non-print, value-added services including fulfillment and distribution. We compete in the educational textbook market by leveraging our reputation for quality and full-service and by providing competitive pricing and rapid turnaround. By directing a highly-focused sales effort, opportunities for us are often identified in niches where value-added services are required and commodity-like price competition is less prevalent. Our major competitors in the one- and two-color educational and commercial book manufacturing markets are the Banta Corporation and The Hess Companies. Our major competitors in the four-color educational textbook manufacturing market are R.R. Donnelley & Sons Company and Quebecor World Inc. We also compete with Coral Graphics Services, Inc. and Phoenix Color Corporation, through Lehigh Lithographers, and with Vertis Inc. through Lehigh Direct. Lehigh Direct's other primary competitors are Banta Corporation, R.R. Donnelley and Quebecor.

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

Legal and Environmental Matters

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

        We have internal controls dedicated to compliance with all applicable environmental laws. Management believes that our capital expenditures to comply with federal, state and local provisions for environmental controls, as well as expenditures for our share of costs for environmental clean up, if any, will not be material and will not have a material effect upon our earnings or our competitive position.

Website Access to Company Reports

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.vonhoffmann.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("Commission").

        Also, copies of the Company's reports filed with the Commission will be made available, free of charge, upon written request.

Item 2. Properties

        Our facilities consist of our corporate headquarters located in St. Louis, Missouri and eleven separate production facilities located in Jefferson City and Owensville, Missouri; Eldridge, Iowa; Frederick, Maryland; Schaumburg, Rolling Meadows, Broadview and Elk Grove Village, Illinois; Pennsauken, New Jersey and Leesport and Dauberville, Pennsylvania. The Jefferson City facility is our principal production facility for our four-color web presses and binding capabilities. Certain information regarding our facilities is set forth in the table below.

Facility Location	Principal Purpose	Square Footage	Status
St. Louis, Missouri*	Corporate headquarters	170,000	Owned
Jefferson City, Missouri	Four-color book manufacturing	636,000	Owned
Owensville, Missouri	One- and two-color book manufacturing, distribution and fulfillment	450,000	Owned
Eldridge, Iowa	One- and two-color book manufacturing	325,000	Owned
Frederick, Maryland	One-andtwo-color book manufacturing	200,000	Owned
Schaumburg, Illinois	Book design	9,100	Leased
Rolling Meadows, Illinois	Digital pre-press and book design	23,000	Owned
Leesport, Pennsylvania	Printing inserts and overheads	29,000	Owned
Dauberville, Pennsylvania	Precision bindery and manufacturing	24,000	Owned
Broadview, Illinois	Digital direct marketing pre-press and production	212,000	Owned
Pennsauken, New Jersey	Digital pre-press and book cover production	113,400	Owned
Elk Grove Village, Illinois	Digital text page pre-press and production	16,600	Owned

*
We are in negotiations to sell our St. Louis, Missouri headquarters. If we complete this sale, we intend to lease a portion of this facility from the buyer.

        When the integration of the Precision business into Lehigh Lithographers is completed, the operations presently conducted at Leesport and Dauberville, Pennsylvania will be discontinued.

Item 3. Legal Proceedings.

        We do not believe that there are any pending legal proceedings which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

        There is no established public trading market for Holdings' common stock. As of February 29, 2004, there were approximately 18 holders of common stock of Holdings. As of December 31, 2003, Holdings had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future as it is currently restricted from doing so by the terms of our senior credit facility.

        On March 26, 2002, Holdings issued 20,000,000 shares of its common stock to DLJ Merchant Banking Partners II, L.P. and certain of its affiliates (collectively, "DLJ Merchant Banking") in a private placement in reliance on Section 4(2) under the Securities Act of 1933, as amended. The purchase price was $20,000,000 in cash. On October 22, 2003, Holdings issued 20,000,000 shares of its common stock to DLJ Merchant Banking in a private placement in reliance on Section 4(2) under the Securities Act of 1933, as amended. The purchase price was $20,000,000 paid in cash.

        During the last three fiscal years, Holdings has granted 1,967,000 options under its employee stock option plan. None of these options have been converted into common stock.

Item 6. Selected Consolidated Financial Data.

        The following table summarizes certain statement of operations, balance sheet and other data for Holdings and its subsidiaries. For further information, see Part II, Item 8—Consolidated Financial Statements and Supplementary Data.

Von Hoffmann Holdings Inc. and Subsidiaries

	Fiscal Year Ended December 31,
	1999(1)	2000(1)	2001	2002	2003(1)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$386,108	$443,423	$407,096	$379,437	$377,056
Cost of products and services	322,311	374,166	346,917	321,331	313,189

Gross profit	63,797	69,257	60,179	58,106	63,867
Operating expenses(2)	34,143	35,747	33,317	28,630	26,394

Operating income	29,654	33,510	26,862	29,476	37,473
Interest expense—subsidiary	32,111	36,855	32,144	33,557	36,785
Interest expense—subordinated exchange debentures(3)	4,694	5,296	5,983	5,529	5,488
Other income (expense)	(89)	(172)	(247)	3,321	(278)

Loss before income taxes and discontinued operations	(7,240)	(8,813)	(11,512)	(6,289)	(5,078)
Income tax provision (benefit)	855	(702)	(1,268)	(993)	(1,399)

Loss before discontinued operations	(8,095)	(8,111)	(10,244)	(5,296)	(3,679)
Discontinued operations, net of taxes(4)	—	—	—	—	1,351

Net loss	$(8,095)	$(8,111)	$(10,244)	$(5,296)	$(2,328)

(footnotes appear on the following page)

Von Hoffmann Holdings Inc. and Subsidiaries

	Fiscal Year Ended December 31,
	1999(1)	2000(1)	2001	2002	2003(1)
	(dollars in thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,454	$5,686	$18,320	$4,438	$21,948
Accounts receivable	59,969	57,899	46,751	49,141	48,369
Inventories	31,650	36,117	23,262	32,037	28,486
Working capital	40,001	66,916	36,600	55,678	126,738
Property, plant and equipment, net	164,514	163,316	148,476	128,366	125,366
Total assets	453,493	466,418	430,704	420,121	565,505
Operating company debt(5)	347,700	364,775	341,555	315,000	403,549
Total debt	379,437	401,808	384,571	350,681	444,718
Total stockholders' equity	27,629	19,395	8,972	22,958	40,584
Other Data:
Depreciation and amortization(6)	$40,327	$43,459	$47,319	$29,484	$23,289
LIFO pre-tax adjustment(7)	704	281	258	(102)	(448)
Special consulting expenses(8)	2,926	2,149	578	2,453	1,902
Restructuring charge(9)	—	—	1,476	—	—
Ratio of earnings to fixed charges(10)	(10)	(10)	(10)	(10)	(10)
Capital expenditures	22,639	28,132	23,875	12,657	9,071
Net cash provided by operating activities	20,628	39,941	59,616	26,709	29,412
Net cash used in investing activities	(20,109)	(52,528)	(23,703)	(6,384)	(117,048)
Net cash provided by (used in) financing activities	825	15,818	(23,279)	(34,207)	105,146
EBITDA(11)	69,581	76,326	73,669	62,011	62,531

(1)
We acquired Bawden Printing in January 1998 (which was subsequently merged into Von Hoffmann Graphics, Inc.), H&S Graphics and Preface in June 1998, Custom Printing Company, Inc. in July 1998 (which also was subsequently merged into Von Hoffmann Graphics, Inc.), Precision in March 2000 and Lehigh Press in October 2003. In February 2002, Von Hoffmann Graphics, Inc. was merged into Von Hoffmann Press, Inc. and the surviving entity was renamed "Von Hoffmann Corporation". The results of operations of these acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our results of operations for the periods prior to these acquisitions may not be comparable to our results of operations for subsequent periods.

(2)
Operating expenses include selling and administrative expenses, special consulting expenses and a restructuring charge. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company no longer amortizes goodwill. For the fiscal years ending December 31, 1999, 2000 and 2001, the Company amortized $8.4 million, $8.9 million, and $9.1 million, respectively, in goodwill, which was reflected in operating expenses.

(3)
Holdings' obligation to make cash interest payments with respect to its 13 1/2% Subordinated Exchange Debentures (as defined herein) is subject to its subsidiaries' ability to pay dividends under applicable law, the terms of their outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash dividends. Our senior credit facility restricts such payments. Accordingly, Holdings does not currently make, and in the foreseeable future does not intend to make, cash interest payments on the 13 1/2% Subordinated Exchange Debentures.

(4)
The Company determined, retroactive to the date of the Lehigh Press Acquisition, that the held for sale criteria in FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was met related to the Lehigh Direct division. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, based on recent internal analysis of similar transactions. Within the Consolidated Statement of Operations Data, activity associated with operating results of the Lehigh Direct division is shown separately in 2003 as part of discontinued operations, net of tax provision of $0.8 million. In 2003, net sales and pre-tax profit associated with Lehigh Direct were $16.3 million and $2.2 million, respectively.

(5)
Operating company debt reflects the debt of the Company but excludes Holdings' 13 1/2% Subordinated Exchange Debentures in the amount of $31.7 million, $37.0 million, $43.0 million, $35.7 million and $41.1 million for the periods presented, respectively.

(6)
Includes depreciation and amortization that is included within operating income and excludes amortization of deferred financing costs, which is classified in interest expense-subsidiary. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company no longer amortizes goodwill. For the fiscal years ending December 31, 1999, 2000 and 2001, the Company amortized $8.4 million, $8.9 million, and $9.1 million, respectively, in goodwill.

(7)
The LIFO pre-tax adjustment, which is reflected in cost of products and services, reflects an annual adjustment to record inventory on the last-in, first-out method.

(8)
Special consulting expenses relate to the fees paid under the financial service agreement with Credit Suisse First Boston LLC (formerly Credit Suisse First Boston Corporation) ("CSFB") and costs incurred for consulting services used in assisting in the acquisition integration process.

(9)
Restructuring charge represents the cost for employee severance and equipment relocation related to certain sheet-fed, plate-making and bookbinding operations of Von Hoffmann.

(10)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as loss before income taxes and discontinued operations plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred financing costs). For the fiscal years ending December 31, 1999, 2000, 2001, 2002 and 2003, additional earnings of $7.2 million, $8.8 million, $11.5 million, $6.3 million and $5.1 million would have been required to cover fixed charges during the years, respectively.

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

EBITDA Reconciliation

	Fiscal Year Ended December 31,
	1999	2000	2001	2002	2003
Net Loss	$(8,095)	$(8,111)	$(10,244)	$(5,296)	$(2,328)
Reconciliation to EBITDA
Income tax provision (benefit)	855	(702)	(1,268)	(993)	(536)
Interest income	(311)	(471)	(265)	(270)	(167)
Interest expense—subsidiary	32,111	36,855	32,144	33,557	36,785
Interest expense—subordinated exchange debentures	4,694	5,296	5,983	5,529	5,488
Depreciation and amortization	40,327	43,459	47,319	29,484	23,289

EBITDA	$69,581	$76,326	$73,669	$62,011	$62,531

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        We manufacture case-bound and soft-cover instructional materials and related components such as transparencies and covers in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the ELHI and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services, including early design processes, final manufacture and distribution of our products. We additionally manufacture products sold to the commercial market place where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

        Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality. Our sales of instructional materials, from which we derived 67% of our net sales in 2003, are also affected over the long term by demographic trends in ELHI and college enrollment.

        The textbook adoption process, around which ELHI book publishers schedule the timing of new textbook introductions, is typically limited to a small number of disciplines in any state in any given year. Adoptions in core disciplines, such as reading, mathematics or science in larger states such as California, Texas or Florida, however, can lead to significant increases in net sales in a given year. Additionally, orders for reprints associated with a textbook awarded through the adoption process can generate significant revenues during the adoption cycle, which can range from four to eight years, depending on the subject matter and the state. Non-adoption, or open territory states, tend to follow the lead provided by adoption states as many new titles are brought to the market in specific response to the adoption schedule.

        Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the commercial market we serve are also sensitive to economic conditions.

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

Recapitalization Restated to a Purchase

        We treated DLJ Merchant Banking's 1997 acquisition of a controlling interest in Holdings as a recapitalization on the basis that ZS VH L.P. (together with ZS VH II L.P., as the context requires, "ZS"), and certain of its affiliates, which collectively had owned a controlling interest in Holdings, retained an ownership interest of approximately 10.0% in Holdings after the acquisition transaction. As a result of treating the transaction as a recapitalization, Holdings did not give purchase accounting treatment to the transaction and did not record goodwill. On June 20, 2002, ZS sold their remaining interest in Holdings to us. The purchase price paid for ZS's interest came from cash on hand of Holdings, which cash came from proceeds from DLJ Merchant Banking's equity contribution in March 2002. As a result of the sale, there is no longer continuity in the share ownership of Holdings pre- and post-acquisition. Accordingly, in June 2002, we restated our financial statements for all fiscal years from the recapitalization to December 31, 2001 on the basis that there has been a retroactive change in reporting entity as of May 22, 1997, the date of DLJ Merchant Banking's original acquisition, and given the transaction purchase accounting treatment from that date. As a result of the change, our gross profit for 2001 decreased by $12.5 million. Our EBITDA for those periods remains consistent with previously reported amounts. The selected financial information and consolidated financial statements contained in this filing reflect the restatement of our financial statements to apply purchase accounting from the acquisition date. See "Note 2 to Notes to Consolidated Financial Statements."

Lehigh Press Acquisition

        On October 22, 2003, Von Hoffmann acquired all of the outstanding shares of Lehigh Press for approximately $108.3 million (the "Lehigh Press Acquisition"). Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions. We expect to reinforce our market position within the elementary and high school case bound education market as well as our strategy to increase product offerings and increased capabilities to our customer base. The Lehigh Press Acquisition was financed by the borrowing of funds under the senior credit facility and cash on hand.

        The acquisition was accounted for under the purchase method of accounting in accordance with the SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the estimates of their respective fair values at the date of the acquisition. The allocation of purchase price resulted in value being assigned to intangible assets and goodwill of $29.4 million and $41.1 million, respectively. Lehigh Press is in the process of completing its final federal and state tax returns for tax periods under previous ownership. Accordingly, the allocation of the purchase price is subject to adjustment.

        On an unaudited pro forma basis, adjusting only for the assumption that the Lehigh Press Acquisition and related incremental borrowings had occurred at the beginning of the respective year, revenues for the year ending December 31, 2003 and 2002 would have been $425.4 million and $436.7 million, respectively. Unaudited pro forma net loss would have been $1.4 million and $3.5 million, respectively. Unaudited pro forma basic and diluted loss per share would have been $0.02 and $0.04, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations had the Lehigh Press Acquisition actually occurred at the beginning of respective period, nor is it necessarily indicative of future results.

Discontinued Operation—Asset Held for Sale

        In November 2003, our Board of Directors authorized the exploration of a potential sale of Lehigh Direct. We determined to consider a sale of the Lehigh Direct Business because it does not serve our core instructional materials market. To assist us in the sale of the Lehigh Direct division, we engaged Credit Suisse First Boston in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale as outlined by SFAS No. 144. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less expected costs to sell, amounting to $55.0 million, which was based on recent internal analysis of similar transactions. No gain or loss is currently being recognized in the change in the net assets of Lehigh Direct as we believe the valuation of the asset will change, accordingly.

        Activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of tax provision of $0.8 million. In 2003, net sales and pre-tax profit were $16.3 million and $2.2 million, respectively. We cannot assure you if or when the sale of Lehigh direct will occur and the terms of any potential sale. In addition, we may suspend or terminate the potential sale.

Restructuring Activity

        On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision subsidiary. These operations will be moving into the Pennsauken, NJ-based Lehigh Lithographers ("Litho") division of The Lehigh Press, Inc., recently acquired in October 2003. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

        The Company estimates the pre-tax expenses associated with the above closure to total approximately $4.0 million to $4.5 million consisting of employee severance ($0.7 million); revision of depreciable assets and salvage value of property, plant and equipment ($2.7 million) and other cash charges ($0.7 million). Of these amounts, none were recognized in 2003. These amounts will be recognized over the first two quarters of 2004.

Results of Operations

        Our results of operations for the year ended December 31, 2003 include the results of operations of Lehigh Press since the date of its acquisition on October 22, 2003.

        Our net sales represent: our per-book charges for each book manufactured; fees for pre-press, composition and creative work; set-up charges for each print run; the sale of paper for use in the production of instructional materials; and charges for fulfillment and distribution of books.

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

        Our operating expenses represent selling and administrative expenses, special consulting expenses and a restructuring charge incurred in 2001. Selling and administrative expenses consist primarily of the compensation of, and cost of benefits for, our administrative and sales personnel as well as amortization of goodwill and certain amounts allocated to other intangibles with our acquisitions. Additionally, our selling and administrative costs include corporate expenses such as legal, audit and other professional fees and telephone and travel costs, Our special consulting expenses relate to the costs incurred for fees paid under the financial services agreement with CSFB and consulting services used in assisting in the acquisition integration process. Restructuring charge includes the costs associated with the closure of our bindery in Owensville, Missouri and our St. Louis sheet-fed operations.

        Interest expense—subsidiary represents the consolidated interest expense on our and our subsidiaries' debt, which consists of our senior credit facility, our 10 1/4% Senior Notes due 2009 (the "Senior Notes") and our 10 3/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). Interest expense—Subordinated Exchange Debentures relates to interest on our Subordinated Exchange Debentures, due 2009, which Holdings issued in exchange for its then outstanding senior exchangeable preferred stock in 1998. The Subordinated Exchange Debentures are obligations of Holdings and are not guaranteed by any of Holdings' subsidiaries. At any time cash interest payments are prohibited, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our senior credit facility restricts such payments. Accordingly, Holdings does not currently make, and in the foreseeable future does not intend to make, cash interest payments on the Subordinated Exchange Debentures.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net sales.    Net sales decreased $2.3 million, or 0.6%, from $379.4 million in 2002 to $377.1 million in 2003. Included within net sales for 2003 is approximately $6.7 million from the Lehigh Press's educational book components and digital premedia services businesses. Excluding Lehigh Press activity, the decrease resulted from reduced activity within the one and two-color non-educational market. This market continues to suffer due to stagnant business conditions present in the economy. The reduction was slightly offset by stable performance in our core four-color ELHI market and improved sales of one and two-color instructional, testing, and four-color non-educational materials which areas we are targeting for growth.

        Cost of products and services.    Costs of products and services decreased $8.1 million, or 2.5%, from $321.3 million for 2002 to $313.2 million for 2003. As a percentage of net sales, costs of products and services decreased from 84.7% for 2002 to 83.1% for 2003. The decrease in costs of products and services as a percentage of net sales represents the impact of reduced depreciation expense, approximately $6.2 million, in 2003. A significant level of assets within the Jefferson City facility became fully depreciated. If depreciation was recorded at the same level as in 2002, costs of products and services in 2003 would be 84.7% of 2003 net sales. The stable level of costs of products and services reflect the initiatives continually taken to improve our cost position in a competitive environment.

        Gross profit.    Gross profit increased $5.8 million, or 9.9%, from $58.1 million in 2002 to $63.9 million in 2003. As a percentage of net sales, gross margins were 15.3% in 2002 as compared to 16.9% for the corresponding period in 2003. Assuming the same level of depreciation in 2003 as in 2002, gross profit as percentage of net sales was 15.3%. The comparability in gross margin is the result of the factors discussed above in net sales and costs of products and services.

        Operating expenses.    Operating expenses decreased $2.2 million, or 7.8%, from $28.6 million in 2002 to $26.4 million in 2003. Operating expenses for 2003 included approximately $2.1 million from the inclusion of Lehigh Press from its acquisition date. Excluding Lehigh Press activity, operating expenses decreased $4.3 million in 2003 from 2002. The decrease was primarily the result of the non-inclusion in 2003 of $1.8 million payment made to Robert Uhlenhop, our former president and chief executive officer, as part of an amendment made to his employment agreement in June 2002. In addition, we incurred in 2002 $0.9 million in severance related to management changes involving our chief executive officer and chief financial officer, as well as incremental professional fees and special consulting expenses of $0.8 million associated with the integration of Von Hoffmann Press and Von Hoffmann Graphics. The remaining decrease is derived from various cost initiatives throughout the organization.

        Gain (loss) on disposal of depreciable assets.    During 2003, we reflected a loss on disposal of depreciable assets of $0.4 million as compared to a gain on disposal of $2.8 million during 2002. The 2002 gain reflected the disposition of our corporate jet, which resulted in a gain of approximately $4.2 million, but such gain was partially offset by losses on various sales of equipment.

        Gain on debt extinguishment, net.    On March 26, 2002, we entered into our current senior credit facility, which provides for loans of up to $90.0 million. In addition, we issued $215.0 million of the Senior Notes, which bear interest at a rate of 10.25%. The proceeds from these transactions were used to pay off all outstanding balances under our prior credit facility. As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million. During the third quarter of 2002, Holdings purchased approximately 28.3% of its then outstanding Subordinated Exchange Debentures for approximately $9.5 million, using proceeds from DLJ Merchant Banking's $20.0 million investment in Holdings in March 2002. Holdings was able to purchase these debt instruments at a value less than their carrying value and consequently we recognized a gain of $3.4 million.

        Interest expense—subsidiary.    Interest expense—subsidiary, increased $3.2 million, or 9.6%, from $33.6 million in 2002 to $36.8 million in 2003. The increase was primarily attributable to a higher average borrowing rate of 10.28% in the 2003 period as compared to our average borrowing rate of 9.53% in the 2002 period. The higher average borrowing rate reflected our having our Senior Notes outstanding for a full year in 2003 versus nine months in 2002. In March 2002, we issued the Senior Notes, which bear interest at a fixed rate of 10.25%. The proceeds from this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis during the first quarter of 2002. In addition, the increase was impacted by incremental debt incurred as part of the Lehigh Press acquisition. In October 2003, we issued $60.0 million, principal notional amount, of Senior Notes at a rate of 10.25%.

        Interest expense—Subordinated Exchange Debentures.    Interest expense—Subordinated Exchange Debentures of $5.5 million in 2003 was comparable to the 2002 level. While Holdings' 2002 repurchase of approximately 28.3% of its then outstanding Subordinated Exchange Debentures reduced the total outstanding, the lower outstanding amount was offset by a period to period increase arising from the interest compounding effect on the accretion of the subordinated exchange debenture. Such repurchase was financed with proceeds from DLJ Merchant Banking's $20.0 million investment in Holdings in March 2002.

        Income tax benefit.    During 2003, we recorded a tax benefit of $1.4 million, representing a 27.6% effective tax rate. During 2002, we recorded a $1.0 million tax benefit, representing a 15.8% effective tax rate, from a loss before income taxes. As part of the 2002 benefit, we recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with the Subordinated Exchange Debentures will not be deductible. Excluding the additional tax provision, the effective tax rate in 2003 and 2002 would be approximately 36.4%.

        Discontinued operations, net of taxes.    Discontinued operations, net of taxes, represents operating results from our asset held for sale, the Lehigh Direct division of Lehigh Press. The results are for the period from October 22, 2003 (date of Lehigh Press acquisition) to December 31, 2003. The amount includes $0.9 million tax provision.

        Net loss.    Net loss for 2003 was $2.3 million compared to net loss of $5.3 million in 2002. The reduction in net loss was primarily attributable to reduction in depreciation and operating expenses as well as the inclusion of Lehigh Press from its acquisition date. These increases were reduced by the increased interest expense—subsidiary and prior year gain on disposal of depreciable assets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net sales.    Net sales decreased $27.7 million, or 6.8%, from $407.1 million in 2001 to $379.4 million in 2002. The decrease was primarily attributable to decreased volume in sales to the instructional materials market, particularly during the first quarter of 2002. The overall decrease in sales throughout the instructional materials industry was caused by a softening economy, reduced budgets at the state and local levels as well as a reduction in textbook adoption activity in the major adoption states in 2002. The reduction was partially offset by growth within the one and two-color commercial market as well as the introduction of four-color non-educational work in our largest facility, Jefferson City, during the fourth quarter.

        Cost of products and services.    Costs of products and services decreased $25.6 million, or 7.4%, from $346.9 million for 2001 to $321.3 million for 2002. As a percentage of net sales, costs of products and services decreased from 85.2% for 2001 to 84.7% for 2002. The decrease in costs of products and services as a percentage of net sales represents the impact of reduced depreciation expense, approximately $8.5 million, in 2002. A significant level of assets within the Jefferson City facility became fully depreciated. If depreciation was recorded at the same level as in 2001, costs of products and services in 2002 would be 87.0% of 2002 net sales reflecting the fixed nature of operations on lower net sales. While initiatives continually are taken to improve our cost position, the initiatives were not sufficient to fully offset the impact of lower sales volumes in 2002.

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

        Operating expenses.    Operating expenses decreased $4.7 million, or 14.1%, from $33.3 million in 2001 to $28.6 million in 2002. The decrease was primarily attributable to the reduction of amortization expense by $9.1 million related to the adoption of SFAS No. 142, "Goodwill and Other Intangibles," under which goodwill related to business acquisitions is no longer amortized. In addition, we recognized approximately $1.5 million in restructuring charges in 2001 as discussed earlier. The overall decrease was offset by a $1.8 million payment made to Robert Uhlenhop, our former president and chief executive officer, as part of an amendment made to his employment agreement in June 2002. The overall decrease was also offset by special consulting expenses of $1.0 million paid to CSFB, an affiliate of DLJ Merchant Banking, our principal stockholder, in connection with the formulation of financial strategies, including in connection with securing our senior credit facility and the issuance of the Senior Notes. In addition, we incurred $0.9 million in severance related to management changes involving our chief executive officer and chief financial officer, as well as incremental professional fees and special consulting expenses of $0.8 million associated with the issuance of the Senior Notes, our senior credit facility and the exchange offers involving the Senior Subordinated Notes, the Senior Notes and the Subordinated Exchange Debentures, as well as the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc.

        Gain (loss) on disposal of depreciable assets.    During 2002, we reflected a gain on disposal of depreciable assets of $2.8 million as compared to a loss on disposal of $0.5 million during 2001. The 2002 gain reflected the disposition of our corporate jet, which resulted in a gain of approximately $4.2 million, but such gain was partially offset by losses on various sales of equipment.

        Gain on debt extinguishment, net.    On March 26, 2002, we entered into our senior credit facility, which provides for loans of up to $90.0 million. In addition, we issued $215.0 million of the Senior Notes, which bear interest at a rate of 10.25%. The proceeds from these transactions were used to pay off all outstanding balances under our prior credit facility. As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million. During the third quarter of 2002, Holdings purchased approximately 28.3% of its then outstanding Subordinated Exchange Debentures for approximately $9.5 million, using proceeds from DLJ Merchant Banking's $20.0 million investment in Holdings in March 2002. Holdings was able to purchase these debt instruments at a value less than their carrying value and consequently we recognized a gain of $3.4 million.

        Interest expense—subsidiary.    Interest expense—subsidiary, increased $1.5 million, or 4.4%, from $32.1 million in 2001 to $33.6 million in 2002. The increase was primarily attributable to a higher average borrowing rate of 9.53% in the 2002 period as compared to our average borrowing rate of 8.45% in the 2001 period. The higher average borrowing rate reflected our issuance in March 2002 of the Senior Notes, which bear interest at a fixed rate of 10.25%. The proceeds from this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

        Interest expense—Subordinated Exchange Debentures.    Interest expense—Subordinated Exchange Debentures decreased $0.5 million, or 7.6%, from $6.0 million for 2001 to $5.5 million in 2002. The decrease resulted from Holdings' repurchase of approximately 28.3% of its then outstanding Subordinated Exchange Debentures, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the subordinated exchange debenture. Such repurchase was financed with proceeds from DLJ Merchant Banking's $20.0 million investment in Holdings in March 2002.

        Income tax benefit.    During 2002, we recorded a $1.0 million tax benefit, representing a 15.8% effective tax rate, from a loss before income taxes. As part of this benefit, we recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with the Subordinated Exchange Debentures will not be deductible. In 2001, we recorded a $1.3 million tax benefit, representing an 11.0% effective tax rate, from a loss before income taxes. The 2001 results were impacted by certain amortization of goodwill related to acquisitions which are non-deductible for tax purposes. With the adoption of SFAS No. 142, "Goodwill and Other Intangibles," in 2002, we no longer amortize goodwill for accounting purposes.

        Net loss.    Net loss for 2002 was $5.3 million in 2002 compared to net loss of $10.2 million in 2001. The reduction in net loss was primarily attributable to reduction in depreciation and amortization expense as discussed above within costs of products and services sold and operating expenses and the 2002 gain on disposal of depreciable assets.

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

Historical Cash Flows

        Cash Provided by Operating Activities.    Cash provided by operations for 2003 was $29.4 million compared to $26.7 million provided for 2002, an increase of $2.7 million. The increase in operating cash flow primarily relates to lower working capital requirements in the current year. To reach the 2003 working capital levels, Von Hoffmann did not have to invest in trade accounts receivable and inventories as required in 2002.

        Cash provided by operations for 2002 was $26.7 million compared to $59.6 million for 2001, a decrease of 55.2%. At the end of 2001, we reduced net investment in working capital to low levels as a result of reduced activity levels. The 2002 reduced cash flow reflects additional cash requirements to increase net investment in working capital to produce at more typical levels in 2002.

        Cash Used in Investing Activities.    Net cash used in investing activities for 2003 was $117.0 million compared to $6.4 million for 2002. Included in 2003 was the acquisition of Lehigh Press for $108.3 million. We had purchases of property, plant and equipment of $9.1 million in 2003 compared to purchases of $12.7 million in 2002. In 2002, the higher capital expenditures were offset by proceeds from the sale of certain non-core assets, principally our corporate aircraft.

        Net cash used in investing activities for 2002 was $6.4 million, compared to $23.7 million for 2001. The reduction was primarily driven by reduced capital expenditures as we shifted our focus to achieving manufacturing efficiencies as opposed to capacity enhancement. In addition, our 2002 results included net proceeds from the aforementioned sale of certain non-core assets.

        Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities for 2003 was $105.1 million compared to cash used in financing activities of $34.2 million for 2002. In 2003, we issued an incremental Senior Notes in an aggregate principal amount of $60.0 million of which was sold at a premium of $2.8 million. In addition, Holdings issued 20,000,000 shares of common stock to the Company's principal stockholder, DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, for $20.0 million on October 22, 2003. The proceeds from the issuance of common stock will be used by Holdings for general corporate purposes, which may include the repurchase by Holdings of its then outstanding Subordinated Exchange Debentures. The remaining financing source was derived from borrowings under our senior credit facility. The debt financing was used in the acquisition of Lehigh Press.

        During 2002, our financing activities related primarily to our 2002 refinancing. As part of that refinancing, on March 26, 2002, we entered into the senior credit facility, which incorporates a revolving loan commitment of $90.0 million. Concurrently, we also issued the Senior Notes in an aggregate principal amount of $215.0 million. The borrowings from the senior credit facility and the proceeds from the Senior Notes offering were used to pay off all outstanding balances under our prior senior credit facility and pay related fees. In addition, Holdings issued 20,000,000 shares of common stock to its majority stockholder for $20.0 million on March 26, 2002, and approximately $9.5 million of those proceeds was used to purchase approximately 28.3% of the Subordinated Exchange Debentures on the open market. During 2002, Holdings purchased approximately 8.4 million shares from ZS, and Robert Uhlenhop, our former chief executive officer, and other shareholders for $8.4 million.

        Net cash used in financing activities for 2002 was $34.2 million compared to $23.3 million in 2001. The cash used in financing activities during 2002 primarily resulted from certain debt and equity transactions (as discussed above) while cash used in financing activities in 2001 was restricted principally to revolver borrowings and senior debt amortization.

Capital Expenditure Requirements

        Capital expenditures for the 2003 were $9.1 million compared to $12.7 million for 2002. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We expect our capital expenditures for 2004 to be approximately $20.0 million based on a capital expenditure program directed at increasing productivity throughout the entirety of our operations, including our projected capital expenditure needs to fund the restructuring efforts for the Precision Offset Printing operations into the Lehigh Lithographers division. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

Debt Service Requirements

        On October 7, 2003, we amended our senior credit facility to, among other things, permit the offering of the additional Senior Notes and the Lehigh Press acquisition. The available borrowings were increased to $100.0 million effective October 7, 2003. The facility is secured by 100% of our capital stock, substantially all of our assets and the assets of our subsidiaries that guarantee our senior credit facility, including accounts receivable, inventory and property, plant and equipment. The facility is subject to a borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets.

        Our senior credit facility contains customary covenants and restrictions on our ability to engage in certain activities, including

  •
  incurring debt or liens,

  •
  paying dividends or repurchasing our equity securities,

  •
  voluntarily prepaying certain indebtedness (including our senior notes and our senior subordinated notes),

  •
  selling assets,

  •
  making acquisitions,

  •
  entering into mergers or similar transactions or

  •
  engaging in transactions with affiliates.

        Our senior credit facility restricts us from repurchasing our senior notes and our senior subordinated notes prior to their maturity, except under certain circumstances. In addition, our senior credit facility requires that we meet or exceed certain fixed charge coverage ratios and not exceed specified leverage ratios. It also includes customary events of default. We are currently in compliance with each of these covenants and restrictions.

        We also have $275.0 million aggregate principal amount of Senior Notes (including the $60.0 million of securities offered on October 22, 2003 at 104.75%) and $100.0 million aggregate principal amount of the Senior Subordinated Notes outstanding). As of December 31, 2003, we also had $41.2 million principal amount outstanding (on an accreted basis) of Subordinated Exchange Debentures. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited by our senior credit facility, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our senior credit facility prohibits the payment of such cash interest.

        Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled interest payments on all series of our notes and interest payments on the borrowings under our senior credit facility. In the event we sell the Lehigh Direct business, our cash flow from operations will decrease, but we believe we will continue to be able to meet our liquidity needs for the foreseeable future, including scheduled interest payments on all series of our notes and interest payments on the borrowings under our senior credit facility. Our ability to make payments on and to refinance our indebtedness, including our senior credit facility, the Senior Notes and the Senior Subordinated Notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. No assurance can be made that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or under any future financings on satisfactory terms in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility, the securities, the Senior Notes and the Senior Subordinated Notes, or to fund our other liquidity needs.

        In the future, we may use proceeds from our indebtedness, excess cash, borrowings under our senior credit facility, proceeds from issuances of equity securities or proceeds from asset dispositions, including proceeds derived from the sale of the Lehigh Direct business, to repurchase some of our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions and other factors. The amounts involved may be material.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations and borrowings as of December 31, 2003, and the timing and effect that such commitments are expected to have on the Company's liquidity and capital requirements in future periods:

	Payments due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$662,424	$40,046	$95,332	$160,219	$366,827
Operating lease obligations	6,543	3,264	2,731	548	—
Purchase obligations	12,533	12,533	—	—	—

Total	$681,500	$55,843	$98,063	$160,767	$366,827

        Long-term obligations represent both principal and cash interest payments required to be paid if the current outstanding long-term obligations are held until their maturity. Von Hoffmann expects to fund these commitments primarily with operating cash flows generated in the normal course of business as well as available funds under our senior credit facility.

Inflation

        The impact of inflation on our operations has not been significant to date. We cannot predict what effect future inflation rates will have on our operating results.

Recent Accounting Pronouncements

        No recent accounting pronouncements have been issued that we believe will have a material impact on our operations.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recovery of inventories, property, plant, equipment, goodwill and other intangibles. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Business Combinations

        In accordance with SFAS No. 141, Business Combinations (SFAS No. 141), we account for all business combinations initiated after June 30, 2001 using the purchase method. In applying the purchase method, we perform detail analysis which may include use of third party appraisals to recognize and value acquired intangible assets separately from goodwill.

Inventories

        We value approximately 92% of our inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories include material, labor and manufacturing overhead. We record a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Revenue Recognition

        The Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 101, we recognize revenue when the products are shipped FOB shipping point, risk of loss transfers or as services are performed as determined by the contractual agreement and collectibility is reasonably assured. Our policy is consistent with industry practices.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Property, plant and equipment is reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of property, plant and equipment may not be recoverable. Impairment losses are recognized based on fair value if expected cash flows of the related property, plant and equipment are less than their carrying value. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we no longer amortize goodwill. The Company performed a transitional impairment test of its existing goodwill during the second quarter of 2002. The Company did not recognize any impairment of goodwill in connection with the initial transitional impairment test. The Company performs a formal impairment test of goodwill and indefinite-lived intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's three reporting units for purposes of applying the provisions of SFAS No. 142 are: print and bind, prepress services and sheetfed and cover printing.

        Amortizable intangible assets are evaluated for potential impairment when current facts and circumstances indicate that the carrying value may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the amortizable intangible asset, or appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an intangible asset is determined to be impaired, the loss is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

        The Company did not recognize any impairment of goodwill and intangible assets for any year presented. Changes in market condition, poor operating results or combination thereof could result in decline in value thereby potentially requiring an impairment charge in the future.

Pension Costs

        With the Lehigh Press Acquisition, we maintain a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press division not otherwise covered by collective bargaining agreements. We account for this plan under SFAS No. 87, "Employer's Accounting for Pensions," which requires us to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

        Of the three key assumptions, only the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed income investments or annuity settlement rates. The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year. For the rates of expected return on assets and compensation increases, we use estimates based on experience as well as future expectations. Due to the long-term nature of pension liabilities, we attempt to choose rates for these assumptions that will have long-term applicability.

        Following is a summary of the three key assumptions that will be used in determining 2004 pension expense, along with the impact of a 1% change in each assumed rate ($ in thousands). Brackets indicate annual pension expense would be reduced. Modification of these assumptions does not impact our pension funding requirements.

Assumption	2004 Rate	Impact of 1% Increase	Impact of 1% Decrease
Discount rate	6.25%	$(492)	$103
Expected return on plan assets	8.00%	(226)	226
Rate of compensation increases	3.00%	104	(104)

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

        Approximately 50% of our net sales and 70% of our earnings before interest, taxes, depreciation and amortization for 2003 were generated from our Jefferson City, Missouri production facility where we manufacture, among other products, our four-color educational textbooks. Any disruption of our production capabilities at this facility for a significant term could adversely affect our operating results. While we maintain levels of insurance we believe to be adequate to protect against significant interruption in operations at our Jefferson City facility, there is no assurance that any proceeds from insurance would be sufficient to return such facility to operational status or that we could relocate our operations from such facility without incurring significant costs, including the possible loss of customers during any period during which production is interrupted.

Our business is subject to seasonal and cyclical fluctuations in sales.

We experience seasonal fluctuations in our sales. The seasonality of the ELHI market is significantly influenced by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements. This places significant pressure on publishers and textbook manufacturers to monitor production and distribution accurately to satisfy these delivery requirements.

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

        We have a significant amount of indebtedness. As of December 31, 2003, we had total indebtedness of $444.7 million and had $54.6 million available under the revolving portion of our Senior Credit Facility, after excluding $2.1 million of letters of credit outstanding under that facility.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our financial obligations;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate needs;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  result in higher interest expense in the event of increases in interest rates as some of our debt is, and will continue to be, at variable rates of interest;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

        In addition, the indentures governing the Senior Notes and the Senior Subordinated Notes and our Senior Credit Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict our ability to:

  •
  incur additional indebtedness;

  •
  create liens;

  •
  pay dividends or make other equity distributions;

  •
  purchase or redeem capital stock;

  •
  make investments;

  •
  sell assets;

  •
  incur restrictions on the ability of subsidiaries to make dividends or distributions;

  •
  engage in transactions with affiliates; and

  •
  effect a consolidation or merger.

        The indenture governing the Subordinated Exchange Debentures limits or restricts our ability to pay dividends or make other equity distributions or purchase or redeem capital stock.

        These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our Senior Credit Facility requires us to comply with certain financial ratios and our ability to borrow under it is subject to borrowing base requirements. Our ability to comply with these ratios may be affected by events beyond our control. If we breach any of the covenants in our Senior Credit Facility or our indentures, or if we are unable to comply with the required financial ratios, we may be in default under our Senior Credit Facility or our indentures. If we default, the holders of the Senior Notes or Senior Subordinated Notes or lenders under our Senior Credit Facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable. If we were unable to repay the borrowings under our Senior Credit Facility when due, the lenders under the Senior Credit Facility could also proceed against the collateral granted to them. Currently, we are in compliance with all of our restrictive covenants.

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

        Our business depends on a limited number of customers. Our customers include, among others, approximately 50 autonomous divisions of the two major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. Combining division sales, these two publishers accounted for approximately 28% of our net sales during 2003. We do not have long-term contracts with any of these customers. Accordingly, our ability to retain or increase our business often depends upon our relationships with each customer's divisional managers and senior executives. One or more of these customers may stop buying textbook manufacturing from us or may substantially reduce the amount of textbooks we manufacture for it. Any cancellation, deferral or significant reduction in manufacturing sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

We operate in a very competitive business environment.

        Competition in our industry is intense. In particular, the educational textbook manufacturing market is concentrated and is served by large national printers and smaller regional printers. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Since the textbook manufacturing process represents a small percentage of the total cost to publish a textbook, providers of textbook manufacturing have traditionally competed on the bases of quality of product, customer service, availability of printing time on appropriate equipment, timeliness of delivery and, to a lesser extent, price. We believe that maintaining a competitive advantage will require continued investment by us in product development, manufacturing capabilities and sales and marketing. No assurance can be made that we will have sufficient resources to make the necessary investments to do so, and no assurance can be made that we will be able to compete successfully in our market or against our competitors. Accordingly, new competitors may emerge and rapidly acquire market share.

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

        DLJ Merchant Banking and certain of its affiliates own approximately 99% of Holdings' outstanding common stock. Holdings owns 100% of Von Hoffmann's common stock. As a result, DLJ

Merchant Banking is in a position to control all matters affecting us, and may authorize actions or have interests that could conflict with other interests.

We could face considerable business and financial risk in implementing our acquisition strategy.

        As part of our growth strategy, we may consider acquiring complementary businesses. No assurance can be made that future acquisition opportunities will exist or, if they do, that we will be able to finance those opportunities. The indentures governing the Senior Notes, Senior Subordinated Notes, Subordinated Exchange Debentures and our Senior Credit Facility contain covenants that limit our ability to incur additional indebtedness which could limit our ability to finance such acquisitions. Future acquisitions could result in us incurring debt and contingent liabilities or incurring impairment charges with respect to goodwill. Risks we could face with respect to acquisitions also include:

  •
  difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

  •
  risks of entering markets in which we have no or limited prior experience;

  •
  potential loss of employees;

  •
  diversion of management's attention away from other business concerns; and

  •
  expenses of any undisclosed or potential legal liabilities of the acquired company.

        The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. No assurance can be made that we will be successful in consummating future acquisitions on favorable terms or at all.

If we are unable to successfully integrate the Lehigh Press business into our business, or if upon integration we fail to realize the expected cost savings of the combination, our operations could be disrupted and may suffer.

        Our acquisition of the Lehigh Press business has significantly increased the size and geographic scope of our operations. Our management's attention will be focused, in part, on the integration process for the foreseeable future. Our ability to integrate the Lehigh Press business with our existing business will be critical to the future success of our business. Our integration strategies are subject to numerous conditions beyond our control, including the possibility of negative reactions by existing customers or employees or adverse general and regional economic conditions, general negative industry trends and competition.

        We also may be unable to achieve the anticipated synergies and benefits from the Lehigh Press acquisition. If we are unable to realize these anticipated benefits due to our inability to address the challenges of integrating the Lehigh Press business or for any other reason, it could have a material adverse effect on our business and financial and operating results.

We may be required to make significant capital expenditures in order to remain technologically and economically competitive.

        Production technology in the printing industry has evolved and continues to evolve. Although we have invested approximately $96 million in equipment and plant expansions (excluding equipment obtained in acquisitions) over the past five years and do not currently forecast any further major expenditure, the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. No assurance can be made that we would be able to fund any such investments. Our failure to invest in new technologies could have a material adverse effect on our business, financial condition or results of operations.

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

        Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, no assurance can be made that existing or future circumstances or developments with respect to contamination will not require significant expenditures by us.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk.

        We are exposed to market risk from changes in interest rates. At December 31, 2003, we had $25.8 million in outstanding borrowings under our senior credit facility at variable rates. All of our remaining outstanding long-term debt is at fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

        Two customers and their affiliates accounted approximately 28.1% of our 2003 net sales, and approximately 17.8% of December 31, 2003 accounts receivable, respectively. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as by thoroughly analyzing new accounts to effectively manage our exposure.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

        The Company's Board of Directors has adopted a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. The code of ethics is available free of charge on the Company's website at www.vonhoffmann.com. Also, copies of the Company's code of ethics will be made available, free of charge, upon written request.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors and Executive Officers

        The names of our directors and executive officers and their respective ages and positions are as follows:

Von Hoffmann Holdings Inc. "Holdings"

Name	Age	Position
Robert S. Christie(2)	50	Chairman of the Board and Director
Robert S. Mathews(2)(3)*	52	Chief Executive Officer, President and Director
Gary C. Wetzel**	39	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
David F. Burgstahler(2)(3)	35	Vice Chairman of the Board and Director
Harold E. Layman(2)	57	Director

Von Hoffmann Corporation "Von Hoffmann"

Name	Age	Position
Robert S. Christie(1)	50	Chairman of the Board and Director
Robert S. Mathews(1)	52	Chief Executive Officer, President, Chief Operating Officer and Director
Gary C. Wetzel	39	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
John R. DePaul(4)	47	Senior Vice President Education Sales & President, Lehigh Lithographers Division
Craig A. Nelson	57	Senior Vice President of Human Resources
Andrew D. Ortstadt	45	Chief Information Officer
David F. Burgstahler	35	Director
Harold E. Layman	57	Director

*
Chairman, Chief Executive Officer, President and Director of H&S Graphics, Precision and Lehigh Press.

**
Senior Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director of H&S Graphics, Precision and Lehigh Press.

(1)
Member of the Operations Review Committee of Von Hoffmann.

(2)
Member of the Audit Committee of Holdings.

(3)
Member of the Compensation Committee of Holdings.

(4)
Mr. DePaul's employment was effective October 22, 2003 upon the closing of the Lehigh Press acquisition.

        Robert S. Christie was appointed as a director of Von Hoffmann and Holdings in February 2002 and was appointed as the Chairman of the Board of Holdings and Von Hoffmann in January 2003. He was the President and Chief Executive Officer for Thomson Learning Corporation from 1998 to 2001, and from 1996 to 1998, he was President and Chief Executive Officer of Thomson Learnings' subsidiary Thomson & Thomson.

        Robert S. Mathews was appointed as our Chief Operating Officer in January 2002 and as Von Hoffmann's President, Chief Executive Officer and director in February 2002. Mr. Mathews also was appointed as Chief Executive Officer, President and a director of Holdings in February 2002. From 2000 to 2002, Mr. Mathews was President of the Von Hoffmann Graphics operating division, which was merged into Von Hoffmann in February 2002. From 1997 to 2000, he served as Senior Vice President of Quebecor World, which is a competitor of ours in the book manufacturing industry, and from 1996 to 1997, Mr. Mathews was Executive Vice President of Graphic Industries Inc. From 1994 to 1996, he was a Business Unit President of R.R. Donnelley.

        Gary C. Wetzel was appointed as Senior Vice President, Chief Financial Officer and Treasurer in October 2002. From 1998 to 2002, he served as Group Vice President Finance and Administration for Quebecor World Printing.

        David F. Burgstahler has been a director of Von Hoffmann since 2000 and Holdings since 1998. He is a Director of CSFB and Principal of DLJ Merchant Banking. Mr. Burgstahler joined CSFB in 2000 when it merged with Donaldson, Lufkin & Jenrette, or DLJ, where he was a Vice President of DLJ Merchant Banking from 1999 to 2001 and an associate from 1997 to 1999. Mr. Burgstahler received a B.S. in Aerospace Engineering from the University of Kansas in 1991 and in 1995 received a M.B.A. from Harvard Business School. Mr. Burgstahler also serves as a director of WRC Media Inc., Focus Technologies Inc. and Jostens Inc. He also serves on the Board of the Diller-Quaile School of Music in New York City.

        Harold E. Layman was appointed as a director of Von Hoffmann and Holdings in December 2002. Mr. Layman was the President, Chief Executive Officer and Chief Operating Officer of Blount International, Inc., a diversified industrial company with revenues of $800 million, from 2000 to 2002. Mr. Layman has served as a director of Blount International Inc. since 2000. From 1993 to 1999, Mr. Layman served as Chief Financial Officer of Blount International Inc. Mr. Layman also serves as a director of Infinity Property and Casualty, GrafTech International Ltd, and Grant Prideco, Inc.

        John R. DePaul was appointed as Senior Vice President Education Sales & President, Lehigh Lithographers Division in October 2003. Mr. DePaul has served as President of Lehigh Lithographers since 1993. From 1992 to 1993, he served as Vice President and General Manager of Lehigh Lithographers, and from 1987 to 1992, he served as Lehigh Lithographers' New York Regional Sales Manager. Mr. DePaul has been with Lehigh Press since 1977.

        Craig A. Nelson has been Von Hoffmann's Senior Vice President of Human Resources since 1990 and joined Von Hoffmann in 1973.

        Andrew D. Ortstadt was appointed as Von Hoffmann's Chief Information Officer in April 2002. From 1998 to 2002, he served as Vice President Demand Management Systems for Moore Corporation, Ltd., known as Moore Business Forms.

        Each director serves for a term of one year.

Audit Committee Financial Expert

        The Board of Directors of Holdings has determined that Harold E. Layman, who serves on the Audit Committee of Holdings, qualifies as an audit committee financial expert. The Board of Directors of Holdings has further determined that Mr. Layman qualifies as an independent director as that term is used in Schedule 14A under the Securities Exchange Act of 1934, as amended.

11. Executive Compensation

Compensation of Executive Officers

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as Chief Executive Officer of Von Hoffmann or Holdings in 2003 and the four other most highly compensated executive officers serving as executive officers at December 31, 2003.

Summary Compensation Table

Long-Term Compensation
					Awards		Payouts
	Annual Compensation			Other Annual Compen- sation(1) ($)		Securities Underlying Options/ SARs (#)
					Restricted Stock Awards ($)			All Other Compen- sation ($)(5)
Name and Principal Position*	Year	Salary ($)	Bonus ($)				LTIP Payouts ($)
Robert Uhlenhop, Former Chairman of the Board President and Chief Executive Officer(2)	2003 2002 2001	240,193 250,000 250,000	— 2,153,284 322,335	— — —	— — —	— — —	— — —	1,035 66,731 45,078
Robert Mathews President, Chief Executive Officer, Chief Operating Officer(3)	2003 2002 2001	300,000 231,731 200,000	135,000 175,000 70,635	3,485 59,567 —	— — —	477,080 — —	— — —	15,242 19,717 4,575
Peter Mitchell Former Vice-Chairman of the Board, Executive Vice President, Chief Financial Officer and Treasurer(4)	2003 2002 2001	187,500 225,000 208,400	— 187,500 75,000	— — —	— — —	— — —	— — —	—18,540 18,500
Gary Wetzel Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	255,000 42,708 —	125,000 12,500 —	207,561 25,000 —	— — —	300,000 — —	— — —	15,057 — —
John DePaul Senior Vice President Education Sales and President, Lehigh Lithographics Division	2003 2002 2001	51,677 — —	8,173 — —	— — —	— — —	— — —	— — —	— — —
Andrew Ortstadt Chief Information Officer	2003 2002 2001	180,000 121,307 —	15,000 5,000 —	— 43,719 —	— — —	75,000 — —	— — —	13,326 395 —

*
Reflects principal position at December 31, 2003

(1)
Excludes perquisites where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported. Amounts for Mr. Mathews represents country club dues and reimbursement of relocation costs. Amounts for Mr. Wetzel and Mr. Ortstadt represent reimbursement of relocation costs.

(2)
Mr. Uhlenhop served as Chairman of the Board, President and Chief Executive Officer of Von Hoffmann from 1995 to February 2002. Mr. Uhlenhop served as Chairman of the Board of Holdings from February 2002 to November 2002.

(3)
Mr. Mathews served as President of the Von Hoffmann Graphics operating division, which was merged into Von Hoffmann in February 2002, from 2000 to 2001. Mr. Mathews was appointed as Chief Operating Officer in January 2002 and as President, Chief Executive Officer and a director of Von Hoffmann and Holdings in February 2002.

(4)
Mr. Mitchell served as Chief Financial Officer and Treasurer of Von Hoffmann from 1997 through October 2002. Mr. Mitchell had also served as Vice Chairman of the Board of Von Hoffmann since 2001 and had served as an Executive Vice President of Von Hoffmann and Holdings since 2000.

(5)
Includes in 2003 for Mr. Uhlenhop, $1,035 in premiums on disability and life insurance policies; for Mr. Mathews, $14,000 in matching and profit sharing contributions to the Company's profit sharing plan and $1,242 in premiums on life insurance policy; for Mr. Wetzel, $14,000 in matching and profit sharing contributions to the Company's profit sharing plan and $1,057 in premiums on life insurance policies; for Mr. Ortstadt, $12,600 in matching and profit sharing contributions to the Company's profit sharing plan and $726 in premiums on life insurance policies.

Option/SAR Grants in the Last Fiscal Year

        In August 2002, Holdings offered a voluntary option cancellation and replacement program to certain employees. Under this program, the employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price greater than $1.00 per share for a number of replacement options, approximately their December 31, 2002 vested position, to be granted at a future date, six months and five days from the cancellation date. Under the exchange program, options for 850,000 shares of Holdings' common stock were tendered and canceled, of which 616,695 were eligible for replacement option grants. The exercise price of each replacement option was the fair value of Holdings' common stock on the date of grant. The replacement options have terms and conditions that are substantially the same as those canceled options.

        In February 2003, the stockholders and board of directors approved the Von Hoffmann Holdings Inc. 2003 Stock Option Plan. The plan allows for a total of 2,773,400 options to be granted at the current market value. In May 2003, Holdings granted a total of 1,816,925 stock options under the 2003 Stock Option Plan of which 466,925 represented the replacement options under the 1997 Stock Option Plan which were cancelled in 2002.

	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year			Potential Realizable Rates of Stock Price Appreciation For Option Term
			Exercise of Base Price ($/sh)
				Expiration Date
					5%	10%
Robert Uhlenhop	—	—	—	—	—	—
Robert Mathews	477,080	26.3%	$1.00	4/16/13	$300,033	$760,343
Peter Mitchell	—	—	—	—	—	—
Gary Wetzel	300,000	16.5%	$1.00	4/16/13	$188,668	$478,123
John DePaul	—	—	—	—	—	—
Andrew Ortstadt	75,000	4.1%	$1.00	4/16/13	$47,167	$119,531

        In March 2004, Holdings granted John R. DePaul options to purchase 150,000 shares of Holdings common stock at an exercise price of $1.00 per share.

Aggregated Option/SAR Exercises During Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth certain information with respect to the exercise of options to purchase Holdings' common stock during 2003, and the unexercised options held and the value thereof at that date, for each of the named executive officers.

			Number of Securities Underlying Unexercised Options at Fiscal Year End
					Value of Unexercised In-the-Money Option At Fiscal Year End
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Uhlenhop	—	—	1,601,600	—	—	—
Robert Mathews	—	—	53,080	424,000	—	—
Peter Mitchell	—	—	100,000	—	—	—
Gary Wetzel	—	—	—	300,000	—	—
John DePaul	—	—	—	—	—	—
Andrew Ortstadt	—	—	—	75,000	—	—

        All underlying unexercised options shown in the table have an exercise price of $1.00 per share, which represents current market value.

Long Term Incentive Plan

        We have no long-term incentive plan in place.

Employment Agreements

  Mathews Employment Agreement

        We entered into an employment agreement with Mr. Mathews effective as of January 1, 2002. Pursuant to that agreement, Mr. Mathews will serve in an executive position for us until December 31, 2004. Currently, Mr. Mathews serves as President and Chief Executive Officer of both Von Hoffmann and Holdings. In exchange for his services, Mr. Mathews is compensated with a base salary of $225,000, an annual non-discretionary bonus in the amount of $75,000 and an additional annual bonus in an amount equal to 1.4% of EBITDA in excess of certain EBITDA targets for each calendar year. This additional bonus may not exceed $210,000 for any calendar year. In the event that Mr. Mathews is terminated for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. Mathews is terminated without cause, he is entitled to receive an amount in cash equal to $337,500, but will not be entitled to any other compensation. The employment agreement also includes a non-competition provision prohibiting Mr. Mathews from competing with us for one year from the termination of his employment agreement.

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

  DePaul Employment Agreement

        We entered into an employment agreement with Mr. DePaul which became effective upon the closing of the Lehigh Press acquisition. Pursuant to the agreement, Mr. DePaul, the Senior Vice President-Education Sales & President, Lehigh Lithographers Division, is to serve in an executive position until December 31, 2005. In exchange for his services, Mr. DePaul is compensated with a base salary of $250,000, an annual non-discretionary bonus in the amount of $50,000 and an additional annual bonus in an amount that can equal up to 35% of his base salary if certain performance and financial targets, to be established by Von Hoffmann's President and Chief Executive Officer from time to time, are met. Additionally, Holdings granted Mr. DePaul options to purchase up to 150,000 shares of Holdings common stock under the 2003 Stock Option Plan, and Mr. DePaul will have the right to purchase up to 1,000,000 shares of Holdings common stock at a price per share of $1.00 within 30 days after the acquisition of Lehigh Press, unless the time period limitation is waived by the Company. In the event that Mr. DePaul is terminated for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. DePaul is terminated without cause, he is entitled to receive an amount in cash equal to the greater of (i) $250,000, or (ii) the base salary that would otherwise have been payable to him if his employment had not been terminated and he had remained employed by us through and until December 31, 2005. The employment agreement also includes a non-competition provision prohibiting Mr. DePaul from competing with us for one year from the termination of his employment agreement.

Directors' Arrangements

        In connection with Robert S. Christie serving as director of Von Hoffmann and Holdings, Mr. Christie is reimbursed for reasonable out-of-pocket expenses that he incurs in the performance of his duties. We also pay him an annual retainer fee equal to $50,000, payable in equal quarterly installments. Additionally, we granted him options to purchase 50,000 shares of Holdings' common stock at an exercise price of $1.00 per share. Mr. Christie is also the Chairman of the Operations Review Committee of the board of directors of Von Hoffmann and a member of Holdings' Audit Committee.

        In connection with Harold E. Layman serving as director of Von Hoffmann and Holdings, Mr. Layman is reimbursed for reasonable out-of-pocket expenses that he incurs in the performance of his duties. We also pay him an annual retainer fee equal to $50,000, payable in equal quarterly installments. Additionally, we granted him options to purchase 50,000 shares of Holdings' common stock at an exercise price of $1.00 per share. Mr. Layman is also the Chairman of the Audit Committees of the board of directors of Von Hoffmann and Holdings.

        Other than Mr. Christie and Mr. Layman, none of the other directors of Von Hoffmann and Holdings receive any fees or other compensation for serving as a director. All directors are entitled to reimbursement for travel expenses associated with board activities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership of Holdings' common stock as of March 30, 2004 by (i) each person we believe owns beneficially more than five percent of Holdings outstanding common stock; (ii) each of Holdings' directors and named executive officers; and (iii) each of Holdings' directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
DLJ Merchant Banking(1)	87,134,000	98.8
Robert A. Uhlenhop(2)	1,601,600	1.8
Robert S. Mathews(3)	53,080	*
Peter C. Mitchell(4)	100,000	*
David F. Burgstahler(5)	—
Robert S. Christie(6)	50,000	*
Harold E. Layman(7)	50,000	*
All directors and executive officers as a group (8 persons)(8)	595,120	*

*
Indicates less than one percent.

(1)
Consists of (a) 82,134,000 shares and (b) warrants that are presently exercisable or exercisable, at an exercise price of $0.01 per share, within 60 days to purchase 5,000,000 shares held by the following entities: DLJ Merchant Banking Partners II, L.P., DLJ Offshore Partners II, C.V. (DLJOP), DLJMB Funding II, Inc. (DLJ Funding), DLJ Diversified Partners, L.P. (Diversified), DLJ Diversified Partners-A, L.P. (Diversified-A), DLJ EAB Partners, L.P. (EAB), DLJ First ESC L.P. (First ESC), DLJ Merchant Banking Partners Il-A, L.P. (Partners Il-A), DLJ Millennium Partners, L.P. (Millennium L.E), DLJ Millennium Partners-A, L.P. (Millennium-A), MBP II Plan Investors, L.P. and UK Investment Plan 1997 Partners (UK Investment). The address of each of DLJ Merchant Banking Partners II, L.P., DLJ Funding, Diversified, Diversified-A, EAB, First ESC, MBP II Plan Investors, L.P., Partners Il-A, Millennium L.P. and Millennium-A is 11 Madison Avenue, 16th Floor, New York, New York, 10010. The address of DLJOP is John B. Gorsiraweg 14, Willenstad, Curacao, Netherlands Antilles. The address of UK Investment is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

(2)
Includes options that are presently exercisable or exercisable within 60 days to purchase 1,601,600 shares.

(3)
Includes options that are presently exercisable or exercisable within 60 days to purchase 53,080 shares.

(4)
Includes options that are presently exercisable or exercisable within 60 days to purchase 100,000 shares.

(5)
Mr. Burgstahler is a director, in the Private Equity Group of CSFB, which contains DLJ Merchant Banking. Mr. Burgstahler does not have sole or shared voting or dispositive power over the shares held by DLJ Merchant Banking and as such do not have beneficial ownership of such shares.

(6)
Includes options that are presently exercisable or exercisable within 60 days to purchase 50,000 shares.

(7)
Includes options that are presently exercisable or exercisable within 60 days to purchase 50,000 shares

(8)
Includes options and warrants that are presently exercisable or exercisable within 60 days to purchase 395,120 shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,781,955	$1.00	3,991,445
Equity compensation plans not approved by security holders	—	—	—

Total	4,781,955	$1.00	3,991,445

Column (a):	Represents total options outstanding ($1.00 exercise price) under the 1997 Stock Option Plan and 2003 Stock Option Plan.
Column (b):	Represents the weighted average of securities reflected in Column (a).
Column (c):	Represents the number of options available for grant under the 1997 Stock Option Plan and 2003 Stock Option Plan.

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

Stock Purchase Agreement with DLJ Merchant Banking

        On October 22, 2003, Holdings and DLJ Merchant Banking entered into a stock purchase agreement pursuant to which DLJ Merchant Banking purchased from Holdings 20,000,000 shares of

Holdings' common stock for a purchase price of $1.00 per share. The proceeds of that investment can be used by Holdings for its general corporate purposes, which may include the purchase of debt or equity securities. We believe the terms of this agreement are no less favorable to us than could be obtained from independent third parties.

Financial Services Agreement

        On March 26, 2002 we entered into a financial advisory agreement with CSFB. Pursuant to this agreement, CSFB has been retained to act as our financial advisor for a five-year period, unless terminated earlier. Under this agreement CSFB, among other things, assists us in analyzing our operations and performance and future prospects. In addition, CSFB advises us on our continued evaluation of our capital structure, potential acquisitions and strategic plan and alternatives. For its services, CSFB is entitled to receive up to $3.5 million, payable at certain times and in certain amounts, depending upon the services performed. As contemplated by the agreement, we have agreed to indemnify CSFB against specified losses or liability arising out of, or in connection with, advice and services rendered under the agreement. This agreement is terminable by either us or CSFB at any time upon written notice. We believe the terms of this agreement are no less favorable to us than could have been obtained from independent third parties. On October 31, 2003, we entered into an amendment of the financial advisory agreement which provided for the waiver of the annual advisory fee of $500,000 to be paid by us for the year 2003 and any future years unless otherwise reinstated.

Nelson Loan

        On May 22, 1997, pursuant to a non-recourse secured promissory note, DLJ Merchant Banking loaned Craig Nelson, Von Hoffmann's Vice President of Human Resources of Von Hoffmann, $100,000 at an interest rate of 9.4% per annum for the purchase of 100,000 shares of Holdings' common stock. DLJ Merchant Banking subsequently sold this promissory note to us. The promissory note is secured by a total of 200,000 shares of common stock of Holdings. As of December 31, 2003, the balance was $183,510. This agreement was negotiated on an arm's length basis.

Other

        Additionally, CSFB acted as syndication agent in connection with our senior credit facility for which it received certain customary fees and expenses. CSFB also received customary fees in connection with the amendment to our senior credit facility. CSFB has also, from time to time, provided investment banking and other financial advisory services to Holdings in the past for which it has received customer compensation, and will provide such services and financial advisory services to Holdings in the future. In particular, CSFB acted as initial purchaser in connection with the initial sale of our senior notes and our senior subordinated notes. CSFB also helped facilitate Holdings' open market purchases of our subordinated exchange debentures for which it received a fee. We believe the compensation received by CSFB in these transactions was no less favorable to us than could have been from independent third parties.

        On November 21, 2003, we entered into an agreement to engage CSFB to act as our exclusive financial advisor with respect to the sale of Lehigh Direct. Under the agreement, CSFB assists us in analyzing and evaluating Lehigh Direct, in preparing materials to distribute to potential purchasers, to evaluate potential purchasers and to assist in structuring and negotiating the sale. For its services, CSFB will receive a transaction fee equal to $1,000,000 upon the closure of the final sale.

Item 14. Principal Accountant Fees and Services.

Independent Auditor Fee Information

        Fees for professional services provided by our independent auditors, Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2003	2002
Audit Fees	$632,212	$258,500
Audit-Related Fees	135,557	5,800
Tax Fees	129,115	104,547

	$896,884	$368,847

        Fees for audit services include fees associated with the annual audit, debt registration statements and the review of the Company's quarterly reports on Form 10-Q. Audit-related fees principally include fees associated with benefit plans, audit procedures in connection with the Lehigh Press acquisition and audits in connection with a proposed disposition. Tax fees included tax compliance, tax advice and tax planning. Holdings' Audit Committee's pre-approval policies and procedures consist of allowing any single audit or tax related project or series of audit or tax related projects with a cumulative value up to $25,000. All projects were pre-approved by the Holdings' Audit Committee.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
1.    Financial Statements

        The consolidated financial statements required by this item appear on the following pages of this Annual Report on Form 10-K and are incorporated herein by reference:

2.
Financial Statement Schedule

        The Financial Statement schedule required to be filed hereunder appear on page S-1 hereof.

(b)
Reports on Form 8-K

        The Company filed a current report on Form 8-K, under Item 5. Other Events, on September 9, 2003, regarding the execution of a stock purchase agreement to purchase all the outstanding capital stock of Lehigh Press.

        The Company filed a current report on Form 8-K, under Item 2. Acquisition or Disposition of Assets, on October 22, 2003, to report the closure of the Lehigh Press acquisition.

(c)
Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Certificate of Incorporation of Von Hoffmann Corporation and Certificate of Ownership and Merger of Von Hoffmann Graphics, Inc. with and into Von Hoffmann Press, Inc.
3.2(1)	By-Laws of Von Hoffmann Corporation.
3.3(1)	Certificate of Incorporation of Von Hoffmann Holdings Inc. and Certificate of Amendment to the Certificate of Incorporation of Von Hoffmann Corporation.
3.4(1)	By-Laws of Von Hoffmann Holdings Inc.
3.5(1)	Certificate of Incorporation of H&S Graphics, Inc.
3.6(1)	By-Laws of H&S Graphics, Inc.
3.7(1)	Certificate of Incorporation of Precision Offset Printing Company, Inc.
3.8(1)	By-Laws of Precision Offset Printing Company, Inc.
3.9(5)	Articles of Incorporation of The Lehigh Press, Inc.
3.10(5)	By-Laws of The Lehigh Press, Inc.
4.1(1)	Indenture, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10 1/4% Senior Notes due 2009.
4.2(2)	Indenture, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.3(1)	Indenture, dated October 16, 1998 between Holdings and Marine Midland Bank, as Trustee, with respect to the 13.5% Subordinated Exchange Debentures due 2009.
4.4(1)	Form of Senior Notes (included in Exhibit 4.1 hereto).
4.5(2)	Form of Senior Subordinated Notes (included in Exhibit 4.2 hereto).
4.6(1)	Form of Global Exchange Debenture (included in Exhibit 4.3 hereto)
4.7(1)	Registration Rights Agreement, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto, Credit Suisse First Boston Corporation and Scotia Capital (USA) Inc.
4.8(1)	Registration Rights Agreement, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Donaldson, Lufkin & Jenrette Securities Corporation.
4.9(1)	Registration Rights Agreement, dated June 13, 1997 between Von Hoffman Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.
4.10(1)	Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.
4.11(1)	Amendment No. 1, dated November 30, 2000, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.
4.12(1)	Amendment No. 2, dated June 20, 2002, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

4.13(1)	Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Robert Uhlenhop and the Robert A. Uhlenhop 1998 Irrevocable Trust Dated 1/27/98.
4.14(2)	Stock Purchase Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.
4.15(2)	Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., ZS VH II L.P. and DLJ Merchant Banking Partners II, L.P.
4.16(2)	Supplemental Indenture, dated January 16, 1998 among Von Hoffmann Corporation, the Bawden Corporation, Bawden Printing, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.17(2)	Second Supplemental Indenture, dated June 2, 1998 among Von Hoffmann Corporation, H&S Graphics, Inc., Preface, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.18(2)	Third Supplemental Indenture, dated July 15, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.19(2)	Fourth Supplemental Indenture, dated September 28, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.20(2)	Fifth Supplemental Indenture, dated September 29, 1998 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company, Bawden Printing, Inc., H&S Graphics, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.21(2)	Sixth Supplemental Indenture, dated October 15, 1998 among Von Hoffmann Corporation, Mid-Missouri Graphics, Inc., One Thousand Realty & Investment Company and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.22(2)	Seventh Supplemental Indenture, dated November 2, 1998 among Von Hoffmann Corporation, Bawden Printing, Inc., and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.23(2)	Eighth Supplemental Indenture, dated October 29, 1998 among Von Hoffmann Corporation, Custom Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.24(2)	Ninth Supplemental Indenture, dated March 30, 2000 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.25(2)	Tenth Supplemental Indenture, dated July 1, 2001 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.26(2)	Eleventh Supplemental Indenture, dated February 25, 2002 among Von Hoffmann Corporation, Von Hoffmann Holdings Inc., One Thousand Realty & Investment Company, H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

4.27(2)	Twelfth Supplemental Indenture, dated February 28, 2002 among Von Hoffmann Corporation, Precision Offset Printing Company, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.28(4)	Thirteenth Supplemental Indenture, dated December 19, 2002 among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.29(5)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the Shareholders of Lehigh Press, Inc. dated September 5, 2003.
4.30(5)	Registration Rights Agreement, dated October 22, 2003 among Von Hoffmann Corporation, the Guarantors party thereto and Credit Suisse First Boston LLC.
4.31(5)	Stock Purchase Agreement, dated October 22, 2003, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.
4.32(5)	Fourteenth Supplemental Indenture, dated October 22, 2003 among Von Hoffmann Corporation, The Lehigh Press, the guarantors party thereto and HSBC Bank as trustee with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.33(5)	First Supplemental Indenture, dated as of December 19, 2002 among Von Hoffmann Corporation, Von Hoffmann Holdings, H&S Graphics, Inc., Precision Offset Printing Company, Inc., and U.S. Bank National Association with respect to the 10 1/4% Senior Notes due 2009.
4.34(5)	Second Supplemental Indenture, dated October 22, 2003 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc., H&S Graphics, Inc., Picture Inc., The Lehigh Press, Inc. and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009.
10.1(1)†	Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Robert Mathews.
10.2(3)†	Employment Agreement, dated as of October 31, 2002, between Gary C. Wetzel and Von Hoffmann Corporation.
10.3(1)†	Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Peter C. Mitchell.
10.4(4)†	Separation Agreement, dated as of November 7, 2002, among Von Hoffmann Holdings Inc. and Von Hoffmann Corporation and Peter C. Mitchell.
10.5(4)†	Amendment No. 1 to the Standard Stock Option Agreement between Von Hoffmann Holdings Inc. and Peter C. Mitchell, dated as of October 31, 2002.
10.6(1)†	Amended and Restated Employment Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert Uhlenhop.
10.7(4)†	Separation Agreement, dated as of December 6, 2002, among Von Hoffman Holdings Inc., Von Hoffmann Corporation and Robert A. Uhlenhop.
10.8(4)†	Amendment No. 2 to the Special Stock Option Agreement Between Von Hoffmann Corporation and Robert A. Uhlenhop, dated as of January 31, 2002.
10.9(4)†	Amendment No. 3 to the Special Stock Option Agreement Between Von Hoffmann Holdings Inc. and Robert A. Uhlenhop, dated as of June 21, 2002.

10.10(1)	Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.
10.11(4)	Amendment No. 1, dated as of September 19, 2002 to Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.
10.12(1)	Financial Advisory Agreement, dated March 26, 2002, between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.
10.13(2)	Von Hoffmann Corporation 1997 Stock Option Plan.
10.14(4)	Von Hoffmann Holdings Inc. 2003 Stock Option Plan, adopted as of February 10, 2003.
10.15(4)†	Terms of Service of Robert S. Christie as a director of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.
10.16(4)†	Terms of Service of Harold E. Layman as a director of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.
10.17(5)	Executive Employment Agreement dated as of September 5, 2003 by and among Von Hoffmann Corporation and John R. DePaul.
10.18(5)	Amendment No. 2, dated as of October 7, 2003 to Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.
10.19(5)	Amendment No. 1 dated as of October 31, 2003 to the Financial Advisory Agreement, dated as of March 26, 2002 between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.
12(6)	Statement regarding calculation of ratio of earnings to fixed charges.
21(6)	Subsidiaries of the Registrants
31.1(6)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2(6)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1(6)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrants' Registration Statement on Form S-1 (file no. 333-90992), dated June 21, 2002.

(2)
Incorporated by reference to the Registrants' Amendment Number 1 to Registration Statement on Form S-1 (file no. 333-90992), dated August 1, 2002.

(3)
Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q, dated November 12, 2002.

(4)
Incorporated by reference to the Registrants' Annual Report on Form 10-K, dated March 28, 2003.

(5)
Incorporated by reference in the Registrants' Quarterly Report on Form 10-Q, dated November 10, 2003.

(6)
Filed herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: March 30, 2004
VON HOFFMANN HOLDINGS INC.
	By:	/s/ ROBERT S. MATHEWS Name: Robert S. Mathews Title: Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated:

        Von Hoffmann Holdings Inc.

Name	Title	Date

/s/ ROBERT S. MATHEWS Robert S. Mathews (Principal Executive Officer)	Director, President and CEO	March 30, 2004
/s/ GARY C. WETZEL Gary C. Wetzel (Principal Financial and Accounting Officer)	Senior Vice President, CFO, Secretary and Treasurer,	March 30, 2004
/s/ ROBERT S. CHRISTIE Robert S. Christie	Chairman of the Board of Directors	March 30, 2004
/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director	March 30, 2004
/s/ HAROLD E. LAYMAN Harold E. Layman	Director	March 30, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: March 30, 2004
VON HOFFMANN CORPORATION
	By:	/s/ ROBERT S. MATHEWS Name: Robert S. Mathews Title: Chief Executive Officer, President, Chief Operating Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated:

        Von Hoffmann Corporation

Name	Title	Date

/s/ ROBERT S. MATHEWS Robert S. Mathews (Principal Executive Officer)	Director, President and CEO	March 30, 2004
/s/ GARY C. WETZEL Gary C. Wetzel (Principal Financial and Accounting Officer)	Senior Vice President, CFO, Secretary and Treasurer,	March 30, 2004
/s/ ROBERT S. CHRISTIE Robert S. Christie	Chairman of the Board of Directors	March 30, 2004
/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director	March 30, 2004
/s/ HAROLD E. LAYMAN Harold E. Layman	Director	March 30, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Von Hoffmann Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Von Hoffmann Holdings Inc. and Subsidiaries at December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Von Hoffmann Holdings Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method for amortizing goodwill.

/s/ ERNST & YOUNG

St. Louis, Missouri
February 12, 2004

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$21,948	$4,438
Trade accounts receivable, less allowance for doubtful accounts of $699 in 2003 and $475 in 2002	48,369	49,141
Inventories	28,486	32,037
Income taxes refundable	3,594	1,611
Deferred income taxes	2,871	2,492
Prepaid expenses	2,725	1,057
Asset held for sale	59,652	—

Total current assets	167,645	90,776
Deferred debt issuance cost, net of accumulated amortization of $5,668 in 2003 and $3,363 in 2002	12,323	11,124
Property, plant, and equipment:
Buildings and improvements	49,520	45,907
Machinery and equipment	239,515	225,625
Transportation equipment	853	842
Furniture and fixtures	7,428	6,634

	297,316	279,008
Allowance for depreciation and amortization	(179,672)	(158,553)

	117,644	120,455
Installation in process	2,003	3,017
Land	5,719	4,894

	125,366	128,366
Goodwill	230,946	189,855
Other intangibles, net	29,225	—

	$565,505	$420,121

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(In thousands)

	December 31
	2003	2002
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$14,518	$13,907
Other accrued expenses	19,058	14,899
Salaries and wages	6,938	5,865
Taxes, other than income taxes	393	427

Total current liabilities	40,907	35,098
Long-term liabilities:
Deferred income taxes	28,267	11,384
Deferred compensation and pension	11,029	—
Senior secured credit agreement—revolving loan	25,800	—
Senior debt	277,749	215,000
Senior subordinated notes	100,000	100,000
Subordinated exchange debentures	41,169	35,681

Total long-term liabilities	484,014	362,065
Stockholders' equity:
Common stock; $0.01 par value per share; 150,000 shares authorized	916	716
Additional paid-in capital	106,234	86,434
Accumulated deficit	(57,568)	(55,240)
Treasury stock, at cost	(8,470)	(8,470)
Notes receivable from the sale of stock and accrued interest	(528)	(482)

	40,584	22,958

	$565,505	$420,121

See accompanying notes.

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31
	2003	2002	2001
Net sales	$377,056	$379,437	$407,096
Cost of products and services	313,189	321,331	346,917

Gross profit	63,867	58,106	60,179
Operating expenses:
Selling and administrative expenses	24,492	26,177	31,263
Special consulting expenses	1,902	2,453	578
Restructuring charges	—	—	1,476

	26,394	28,630	33,317

Income from operations	37,473	29,476	26,862
Interest income	167	270	265
Gain (loss) on disposal of depreciable assets	(445)	2,771	(512)
Gain on debt extinguishment, net	—	280	—
Interest expense—subsidiary	(36,785)	(33,557)	(32,144)
Interest expense—subordinate exchange debentures	(5,488)	(5,529)	(5,983)

	(42,551)	(35,765)	(38,374)

Loss before income taxes and discontinued operations	(5,078)	(6,289)	(11,512)
Income tax benefit	(1,399)	(993)	(1,268)

Loss before discontinued operations	(3,679)	(5,296)	(10,244)
Discontinued operations, net of taxes	1,351	—	—

Net loss	$(2,328)	$(5,296)	$(10,244)

Basic and diluted loss per common share:
Loss before discontinued operations	$(0.05)	$(0.08)	$(0.20)
Discontinued operations	0.02	$—	—

Net loss	$(0.03)	$(0.08)	$(0.20)

See accompanying notes.

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Notes Receivable From the Sale of Stock and Accrued Interest	Total
Balance at December 31, 2000	51,594	—	$516	$59,981	$(39,700)	$—	$(1,402)	$19,395
Net loss	—	—	—	—	(10,244)	—	—	(10,244)
Accrued interest	—	—	—	—	—	—	(133)	(133)
Purchase of treasury stock	—	60	—	—	—	(90)	44	(46)

Balance at December 31, 2001	51,594	60	516	59,981	(49,944)	(90)	(1,491)	8,972
Net loss	—	—	—	—	(5,296)	—	—	(5,296)
Accrued interest	—	—	—	—	—	—	(93)	(93)
Purchase of treasury stock	—	8,380	—	—	—	(8,380)	1,102	(7,278)
Issuance of common stock	20,000	—	200	19,800	—	—	—	20,000
Pushdown of goodwill created by equity transactions	—	—	—	6,653	—	—	—	6,653

Balance at December 31, 2002	71,594	8,440	716	86,434	(55,240)	(8,470)	(482)	22,958
Net loss	—	—	—	—	(2,328)	—	—	(2,328)
Accrued interest	—	—	—	—	—	—	(46)	(46)
Issuance of common stock	20,000	—	200	19,800	—	—	—	20,000

Balance at December 31, 2003	91,594	8,440	$916	$106,234	$(57,568)	$(8,470)	$(528)	$40,584

See accompanying notes.

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31
	2003	2002	2001
Operating activities
Net loss	$(2,328)	$(5,296)	$(10,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,114	29,266	38,030
Amortization of debt issuance costs	2,305	2,133	1,987
Amortization of intangibles	175	218	9,289
Amortization of premium on senior notes	(101)	—	—
(Gain) loss on disposal of depreciable assets	445	(2,771)	512
Gain on debt extinguishment, net	—	(280)	—
Provision for deferred income taxes	(2,169)	(1,926)	(6,701)
Accrued interest on subordinated exchange debentures	5,220	5,221	5,608
Accretion of discount on subordinated exchange debentures	268	308	375
Accrued interest on notes from the sale of stock	(46)	(93)	(133)
Changes in operating assets and liabilities:
Trade accounts receivable	4,541	(2,390)	11,148
Inventories	4,432	(8,776)	12,855
Income taxes refundable	(1,983)	846	(251)
Prepaid expenses	(815)	(461)	448
Asset held for sale	(4,652)	—	—
Trade accounts payable	(2,324)	4,447	(4,323)
Other accrued expenses	2,907	9,100	444
Salaries and wages	247	(2,899)	729
Taxes, other than income taxes	(93)	62	(157)
Deferred compensation and pension	269	—	—

Net cash provided by operating activities	29,412	26,709	59,616

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31
	2003	2002	2001
Investing activities
Purchases of property, plant, and equipment	(9,071)	(12,657)	(23,875)
Proceeds from sale of equipment	336	6,273	172
Purchase of The Lehigh Press, Inc.	(108,313)	—	—

Net cash used in investing activities	(117,048)	(6,384)	(23,703)
Financing activities
Payments of debt issuance costs	(3,504)	(10,914)	(13)
Net (payments) borrowings—revolving loan	25,800	(23,000)	(10,000)
Net payments—acquisition loan	—	(21,000)	(4,000)
Payments on senior secured debt—term loans	—	(197,555)	(9,220)
Proceeds from issuance of senior notes	62,850	215,000	—
Payments on subordinated exchange debentures	—	(9,460)	—
Receipt on notes receivable from sale of stock	—	1,102	44
Purchase of treasury stock	—	(8,380)	(90)
Issuance of common stock	20,000	20,000	—

Net cash provided by (used in) financing activities	105,146	(34,207)	(23,279)

Net (decrease) increase in cash and cash equivalents	17,510	(13,882)	12,634
Cash and cash equivalents at beginning of year	4,438	18,320	5,686

Cash and cash equivalents at end of year	$21,948	$4,438	$18,320

See accompanying notes.

VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Summary of Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) (the Company) and its wholly owned subsidiary, Von Hoffmann Corporation (formerly known as Von Hoffmann Press, Inc.) (the Subsidiary) and its wholly owned subsidiaries: Mid-Missouri Graphics, Inc., Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., One Thousand Realty and Investment Company, Precision Offset Printing Company, Inc., and The Lehigh Press, Inc. (Lehigh Press) Effective October 22, 2003, the Subsidiary acquired The Lehigh Press, Inc. Effective February 25, 2002, Von Hoffmann Graphics, Inc. was merged with the Subsidiary. Effective December 20, 2002, One Thousand Realty and Investment Company was merged into the Subsidiary. Effective July 1, 2001, Mid-Missouri Graphics, Inc. was merged into the Subsidiary. Intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Segment and Concentration of Credit Risk

        Substantially all of the Company's assets, sales, and operating earnings are derived from the performance of book manufacturing services to educational publishers, commercial entities, and governmental institutions throughout the United States. At December 31, 2003, approximately 18.9 percent of the Company's workforce is subject to collective bargaining agreements. Two customers and their affiliates accounted for 28.1 percent of 2003 net sales, 27.9 percent of 2002 net sales, and 32.0 percent of 2001 net sales, respectively. Additionally, these two customers and their affiliates accounted for 17.8 percent and 15.6 percent of accounts receivable at December 31, 2003 and 2002, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivables represent only receivables invoiced for products or services recognized as revenue. Trade accounts receivable is reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are reserved within the allowance for doubtful accounts or written off directly against operations.

Inventories

        The Company values approximately 92% of its inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories are comprised of the following amounts at December 31:

	2003	2002
Raw materials	$16,533	$14,602
Work-in-process	13,195	19,125

	29,728	33,727
Less LIFO reserve	1,242	1,690

	$28,486	$32,037

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

        Property, plant and equipment is reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of property, plant and equipment may not be recoverable. Impairment losses are recognized based on fair value if expected cash flows of the related property, plant and equipment are less than their carrying value.

Business Combinations

        In accordance with SFAS No. 141, Business Combinations (SFAS No. 141), we account for all business combinations initiated after June 30, 2001 using the purchase method. In applying the purchase method, we perform detail analysis which may include use of third party appraisals to recognize and value acquired intangible assets separately from goodwill.

Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective January 1, 2002, we no longer amortize goodwill subject to annual impairment tests. If goodwill amortization was not recorded in 2001, the Company would have reported net loss of $1.3 million or $0.03 basic and diluted loss per share. The Company performed a transitional impairment test of its existing goodwill during the second quarter of 2002. The Company did not recognize any impairment of goodwill in connection with the initial transitional impairment test. The Company performs a formal impairment test of goodwill and indefinite-lived intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual impairment tests performed in 2003 and 2002 also did not result in any impairment. The Company has broken its operations into three reporting units: print and bind, prepress services and sheetfed and cover printing. The Company did not recognize any impairment of goodwill and other intangible assets for any year presented.

        Trade names are not amortizable. Amortizable intangible assets are amortized on a straight-line basis upon estimated useful lives as follows:

Description	Years
Customer relationships	40
Non-compete agreements	3

        Amortizable intangible assets are evaluated for potential impairment when current facts and circumstances indicate that the carrying value may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the amortizable intangible asset, or appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In an intangible asset is determined to be impaired, the loss is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax basis of assets and liabilities. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Employee Stock Options

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. Based on the analysis as discussed in Note 11, the Company's pro forma net loss and loss per share incorporating the amortization of employee stock compensation expense, as determined under SFAS No. 123, would not have been materially different from reported amounts during 2003, 2002 and 2001.

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

2.    Recapitalization Restated to a Purchase

        Effective May 22, 1997, a leveraged recapitalization of the Company took place (Recapitalization) pursuant to which:

  (1)
  The Company executed a credit agreement with a syndicate of financial institutions representing the senior secured credit facility (the Credit Agreement) in an aggregate amount of $200 million. Initial proceeds under the senior secured credit facility were $125 million. The terms of the senior secured credit facility are described in Note 7.

  (2)
  The Company issued $100 million of senior subordinated notes (Note 7).

  (3)
  In exchange for $67.1 million, DLJ Merchant Banking Partners II and its affiliates acquired approximately 84 percent of the new common stock of the Company, redeemable preferred stock, and warrants to purchase additional shares of new common stock in the Company. On November 16, 1998, the preferred stock was converted into 13.5 percent subordinated exchange debentures at the then accreted value of $30.4 million. The terms of the 13.5 percent subordinated exchange debentures are described in Note 7.

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

        Through June 20, 2002, the Company accounted for the May 22, 1997 Recapitalization transaction using the historical basis of the Company's existing assets and liabilities (i.e., "recapitalization accounting") because there was substantive continuing voting ownership by ZS. Because of the events described below and the rules in SEC Staff Accounting Bulletin (SAB) No. 54, the Company was required to retroactively push down the new owners' basis to the Company's separate financial statements—as if it were a new entity as of May 22, 1997.

        During 2002, the Company had the following equity transactions:

  •
  On March 26, 2002, the Company issued 20 million shares of its common stock to its majority shareholder for $20.0 million in cash.

  •
  On June 21, 2002, the Company purchased all 5 million shares of common stock owned by ZS for $5.0 million in cash.

  •
  On June 21, 2002, the Company purchased all 2 million shares of common stock owned by Uhlenhop for $2.0 million, consisting of approximately $1.2 million in cash and settlement of a note receivable of approximately $0.8 million.

        As a result of these transactions, the majority owners of the Company owned approximately 96 percent of the Company's common stock. In accordance with SAB No. 54, recapitalization accounting could no longer be used, and the new owners' "purchase accounting" basis had to be pushed down to the Company's financial statements as if it had occurred May 22, 1997. The accompanying financial statements reflect this retroactive application, and accordingly, the 2001 balances have been restated from their recapitalization accounting presentation in past financial statements issued by the Company.

        The application of purchase accounting for the May 22, 1997 partial purchase by the new owners and the March 26, 2002 purchase by the majority stockholder resulted in the following adjustments for the year ended December 31, 2001:

	Year Ended December 31 2001
	Previously Reported	Restated Balance
Cost of products and services	$334,372	$346,917
Selling and administrative expenses	23,404	31,263
Loss on disposal of depreciable assets	(394)	(512)
Income tax provision (benefit)	3,717	(1,268)
Net income (loss)	5,294	(10,244)
Earnings (loss) per share:
Basic	$0.10	$(0.20)
Diluted	$0.09	$(0.20)

        During the third and fourth quarters of 2002, the Company purchased approximately 1.4 million shares of common stock, owned by former employees, for approximately $1.4 million in cash.

        The March 26, 2002 acquisition by the majority stockholder of the newly issued shares, the June 21, 2002 acquisitions by the Company of all shares of common stock held by ZS and Uhlenhop, and the above third and fourth quarter common stock repurchases resulted in additional purchase accounting basis being pushed down to the Company. Such pushdown resulted in additional goodwill of approximately $6.7 million being recorded by the Company in 2002.

3.    Business Combinations

The Lehigh Press, Inc.

        On October 22, 2003, the Subsidiary acquired all of the outstanding shares of The Lehigh Press, Inc. (Lehigh Press) for approximately $108.3 million (Lehigh Press Acquisition). Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions. The acquisition reinforces our market position within the elementary and high school case bound education market as well as the strategy to increase product offerings and capabilities to our customer base. The Lehigh Press Acquisition was financed by the borrowing of funds under the New Credit Agreement and cash on hand.

        The acquisition was accounted for under the purchase method of accounting in accordance with the SFAS No. 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the estimates of their respective fair values at the date of the acquisition.

        In November 2003, Von Hoffmann's Board of Directors authorized the exploration of a potential sale of Lehigh Direct. We determined to consider a sale of the Lehigh Direct business because it does not serve our core instructional materials market. To assist us in the sale of the Lehigh direct division, we engaged Credit Suisse First Boston in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met related to the Lehigh Direct division. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less expected costs to sell, amounting to $55.0 million, based on recent internal analysis of similar transactions. The Company believes the division will be sold by the end of the third quarter of 2004. The preliminary valuation recognized for the Lehigh Direct division could change depending on our further analysis of the financial information of Lehigh Direct as well as our further review of current market valuations.

        The following table summaries the purchase price allocation of assets acquired and liabilities assumed at the date of acquisition. Lehigh Press is in the process of completing its final federal and state tax returns for the tax periods under previous ownership, thus, the allocation of the purchase price is subject to adjustment.

Current assets	$5,695
Property, plant and equipment	11,825
Intangible assets:
Customer relationships	19,500
Trade name	8,200
Non-compete agreements	1,700

29,400
Goodwill	41,091
Asset held for sale	55,000

Total assets acquired	143,011
Current liabilities	(4,691)
Deferred income taxes	(19,248)
Deferred compensation and pension	(10,760)

Total liabilities assumed	(34,699)

Net assets acquired	$108,312

        None of the goodwill is tax deductible. As of December 31, 2003, the stock purchase agreement required $9.0 million to be place in escrow for certain working capital adjustments and other indemnification clauses as defined in the stock purchase agreement. The escrow or portions thereof will expire at various dates through April 2005.

        The consolidated financial statements include the results of operations of Lehigh Press from October 22, 2003, the date of acquisition. On an unaudited pro forma basis, adjusting only for the assumption that the acquisition of Lehigh Press and related incremental borrowings had occurred at the beginning of the respective years, revenues for the year ended December 31, 2003 and 2002 would have been $425.4 million and $436.7 million, respectively. Unaudited pro forma net loss would have been $1,417 and $3,459, respectively. Unaudited pro forma basic and diluted loss per share would have been $0.02 and $0.04, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations had the Lehigh Press acquisition actually occurred at the beginning of the respective period, nor is it necessarily indicative of future results.

4.    Restructuring Charge

        During 2001, the Company closed the sheet-fed printing, stripping, and platemaking operations of its St. Louis, Missouri, manufacturing location. The majority of these operations were transferred to the Owensville, Missouri, manufacturing location of Von Hoffmann Graphics, Inc. Additionally, the Company reduced the workforce within the St. Louis, Missouri, manufacturing location of the Subsidiary. Lastly, the Company closed the Owensville, Missouri, manufacturing location of the Subsidiary. These operations and certain related assets were consolidated into the Jefferson City, Missouri, manufacturing locations of the Subsidiary. As a result of these restructurings, the Company recorded total restructuring expenses in 2001 of approximately $1,476 consisting mainly of employee severance and equipment relocation costs. The Company utilized approximately $1,370 in 2001 and $106 in 2002. The Company has no remaining liability associated with the restructuring.

        On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. ("Precision") subsidiary. The remaining operations will be combined into the Pennsauken, NJ-based Lehigh Lithographers ("Litho") division of The Lehigh Press. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

        The Company estimates the pre-tax expenses associated with the above closure to total approximately $4.0 million to $4.5 million consisting of employee severance ($700); revision of depreciable assets and salvage value of property, plant and equipment ($2,700) and other cash charges ($700). Of these amounts, none were recognized to date in 2003. These amounts will be recognized over the first two quarters of 2004.

5.    Goodwill and Other Intangibles

        The changes in carrying value of goodwill for the year ending December 31, 2003 are as follows:

Balance, January 1, 2003	$189,855
Lehigh Press acquisition	41,091

Balance, December 31, 2003	$230,946

        The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$19,500	$81
Non-compete agreements	1,700	94

	$21,200	$175

Unamortized intangible assets: Trade names	$8,200

        The amortization expense for the year ended December 31, 2003 was $175. The estimated amortization expense for the next five years is as follows for the year ending December 31:

Year	Amortization Expense
2004	$1,054
2005	1,054
2006	960
2007	488
2008	488

6.    Asset Held for Sale

        As disclosed in Note 3, the Company determined that the Lehigh Direct division of Lehigh Press met the criteria for asset held for sale as outlined by FAS No. 144 at the acquisition date. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, which was based on internal analysis of recent similar transactions.

        From the acquisition date through December 31, 2003, the value of the asset held for sale changed based on the fluctuations in net assets included within the disposal group. No gain or loss was recognized associated with this change in the net assets of Lehigh Direct, as we believe the valuation of the asset will change accordingly. At December 31, 2003, the net assets of the Lehigh Direct division consisted of the following:

Assets:
Current assets	$15,450
Property, plant and equipment, net	57,080

Total assets	72,530
Liabilities:
Current liabilities	9,054
Deferred income taxes	3,824

Total liabilities	12,878

Asset held for sale	$59,652

        Within the Statement of Operations, activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of tax provision of $0.8 million. In 2003, net sales and pre-tax profit were $16.3 million and $2.2 million, respectively.

7.    Long-Term Debt

        Long-term debt consisted of the following at December 31:

	2003	2002
Von Hoffmann Corporation:
Senior secured credit agreement—revolving loan	$25,800	$—
Senior notes, including unamortized premium	277,749	215,000
Senior subordinated notes	100,000	100,000

	403,549	315,000
Von Hoffmann Holdings Inc.:
Subordinated exchange debentures	41,169	35,681

	41,169	35,681

	$444,718	$350,681

Senior Secured Credit Agreement (New Credit Agreement)

        On March 26, 2002, the Subsidiary entered into a Senior Secured Credit Agreement (New Credit Agreement), which provides $90.0 million on a revolving basis. The New Credit Agreement was amended in 2003 to allow for the acquisition of Lehigh Press as well as an increase in available borrowings. The available borrowings were increased to $100.0 million effective October 7, 2003. The New Credit Agreement expires November 15, 2006.

        Borrowings under the New Credit Agreement bear interest at variable rates tied to, at the Subsidiary's option, LIBOR or base rates of interest, and such interest is payable quarterly. Additionally, performance-based reductions of interest rates are available subject to measures of leverage. At December 31, 2003, the Subsidiary had $25.8 million outstanding borrowings and approximately $54.6 million available for future borrowings under the New Credit Agreement, net of a $2.1 million outstanding letter of credit.

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

Senior Secured Credit Agreement (Old Credit Agreement)

        The Credit Agreement, originally entered into on May 22, 1997 as amended therefrom, was comprised of three term loan tranches with maturities ranging from six to eight years. Amortization of these term loans commenced on September 30, 1997. The Old Credit Agreement included a revolving loan and an acquisition loan commitment of $75 million and $25 million, respectively.

        As a result of the Subsidiary extinguishing the Old Credit Agreement and entering into the New Credit Agreement, the Company recognized a loss of $3.1 million in 2002, which is reflected within the gain on debt extinguishment. The loss represents the write-off of deferred debt issuance costs associated with the Old Credit Agreement.

Senior Notes

        On March 26, 2002, the Subsidiary issued $215 million of 10.25 percent senior notes (Senior Notes) due at maturity in 2009. On October 22, 2003, the Subsidiary issued an additional $60 million of Senior Notes with the same maturity, at a premium of $2,850. The premium will be amortized as a reduction to interest expense-subsidiary over remaining life of debt instrument.

        The notes pay interest semiannually in arrears on February 15 and August 15 and are a general unsecured obligation of the Subsidiary, fully and unconditionally guaranteed by the Company and the subsidiaries of the Subsidiary. The notes are subordinated to all current and future secured debt, including borrowings under the New Credit Agreement. Under the senior notes indenture, the Subsidiary is subject to certain covenants that, among other things, limit the ability of the Subsidiary to pay dividends, incur additional indebtedness, and sell assets.

        Proceeds from the New Credit Agreement and the initial issuance of the Senior Notes were used to pay off all outstanding balances under the Subsidiary's prior Senior Secured Credit Agreement in 2002.

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

        The subordinated notes indenture required the Company to file a registration statement with the Securities and Exchange Commission within 365 days of the issuance date or pay liquidated damages. The Company did not file a registration statement and complete an exchange offer for the Senior Subordinated Notes until September 27, 2002. As a result, the Company paid liquidated damages at an annual rate of 0.5 percent from May 22, 1998 until that date.

Subordinated Exchange Debentures/Redeemable Preferred Stock/Warrants

        On May 22, 1997, the Company issued redeemable preferred stock due in 2009 and detachable warrants for $25 million. The total proceeds received were allocated between the preferred stock and the warrants based on an estimate of each security's fair value at the date of issuance. The preferred stock accreted dividends at an annual rate of 13.5 percent until it was exchanged on November 16, 1998 for subordinated exchange debentures due in 2009. After the exchange, the preferred stock owners sold the subordinated exchange debentures in the open market. The subordinated exchange debentures accrue interest at a rate of 13.5 percent. Interest is currently not paid in cash but accretes to and increases the principal amount of each debenture. Beginning on May 22, 2002, interest is required to be paid in cash, subject to restrictions defined in the New Credit Agreement and conditions provided in the subordinated exchange debentures indenture. These restrictions remained in effect after May 22, 2002, therefore, interest continues not to be paid in cash but accretes and increases the principal amount of each debenture.

        During 2002, the Company purchased approximately 28.3 percent of its then outstanding subordinated exchange debentures for approximately $9.5 million. The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of approximately $3.4 million, which is reflected within the gain on debt extinguishment.

        A total of 5,000 detachable warrants was issued in conjunction with the issuance of the redeemable preferred stock. The warrants entitle the holder to purchase common shares of the Company at a price of $0.01 per share. The warrants expire after ten years and can be exercised at any time. The fair value assigned to warrants of $4,495 is reflected in the stockholders' equity section of the consolidated balance sheets.

        At December 31, 2003, the fair value of the senior notes and senior subordinated notes was approximately $291.5 million and $100.3 million, respectively, based on quoted market prices. The fair value of borrowings under the New Credit Agreement approximates the carrying value. The redemption value of the subordinated exchange debentures at December 31, 2003 was $42.6 million. Total interest paid on all debt was $33,093 in 2003, $27,998 in 2002, and $30,347 in 2001.

8.    Income Taxes

        The income tax provision (benefit) is derived as follows:

	Year Ended December 31
	2003	2002	2001
Continuing operations	$(1,399)	$(993)	$(1,268)
Discontinued operations	863	—	—

Total income tax benefit	$(536)	$(993)	$(1,268)

        The components of the income tax provision (benefit) of continuing operations are as follows:

	Year Ended December 31
	2003	2002	2001
Current:
U.S. federal	$510	$883	$4,878
State and other	37	50	555

	547	933	5,433

Deferred:
U.S. federal	(1,816)	(1,785)	(6,017)
State and other	(130)	(141)	(684)

	(1,946)	(1,926)	(6,701)

Total income tax benefit	$(1,399)	$(993)	$(1,268)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax assets:
Goodwill/impairment charge	$4,454	$4,973
Interest on subordinated exchange debentures	6,297	4,718
Pension	3,774	—
Vacation accrual	1,364	1,178
Other	2,227	1,570

Total deferred tax assets	18,116	12,439
Deferred tax liabilities:
Property, plant, and equipment	18,560	17,721
Assets held for sale	9,390	—
Customer relationships	7,573	—
Trade name	3,198	—
Inventory	3,133	3,054
Other	1,658	556

Total deferred tax liabilities	43,512	21,331

Net deferred tax liabilities	$(25,396)	$(8,892)

        The reconciliation of income tax expense at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended December 31
	2003	2002	2001
Expected statutory rate	35.00%	35.00%	35.00%
Nondeductible goodwill	—	—	(28.00)%
Accretion on subordinated exchange debentures	(1.96)%	(1.81)%	(1.20)%
Interest and gain on subordinated exchange debentures	(6.93)%	(26.47)%	—
State income tax and other	1.44%	9.07%	5.22%

Effective tax rate	27.55%	15.79%	11.02%

        Income taxes of $5,327, $2,332 and $9,434 were paid in 2003, 2002 and 2001 respectively.

9.    Pension and Profit Sharing Plan

        The Company has two defined contribution retirement plans, which covers substantially all the employees of the Company. Within the two plans, benefits represent, to a varying degree, matching and profit sharing contributions. The Company contributed a total of $4,972 in 2003, $4,681 in 2002, and $4,343 in 2001.

        The Company also contributes to a multi-employer pension plan covered by labor union contracts. Contribution amounts are determined by contract and the Company does not administer or control the funds in any way. Contributions to the plan were $121, $77 and $76 in 2003, 2002 and 2001, respectively. The Fund's administration reported that, as of the most recent actuarial report, the Fund had no unfunded vesting liability and no withdrawal liability for contributing employers for the plan year through April 30, 2004.

        With the acquisition of Lehigh Press, the Company maintains a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press divisions not otherwise covered by collective bargaining agreements. In addition, the Company maintains an unfunded supplemental retirement plan (SRP plan) for certain key executives of Lehigh Press. The SRP plan no longer has any active participants accruing benefits under the supplemental retirement plan. The plans provide benefits based on years of service and final average compensation. The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2003 as well as the funded status and amounts both recognized and not recognized in the balance sheets as of December 31, 2003:

	Pension Benefits 2003	Other Benefits (SRP) 2003
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$—
Acquisition date—Lehigh Press	30,366	967
Service cost	223	—
Interest cost	354	11
Actuarial gain	(36)	—
Benefits paid	(153)	(15)
Administrative expenses	(17)	—

Benefit obligation at end of year	$30,737	$963

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Acquisition date—Lehigh Press	20,573	—
Actual return on plan assets	1,132	—
Company contributions	—	15
Benefits paid	(153)	(15)
Administrative expenses	(17)	—

Fair value of plan assets at end of year	$21,535	$—

Funded status	$(9,202)	$(963)
Unrecognized net actuarial gain	(864)	—

Net amount recognized	$(10,066)	$(963)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(10,066)	$(963)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as of and for the year ended December 31:
Discount rate	6.25%	6.25%
Expected return on plan assets	8.00%	—
Rate of compensation increase	3.00%	—
Components of net periodic benefit cost:
Service cost	$223	$—
Interest cost	354	11
Expected return on plan assets	(304)	—

Net periodic benefit cost	$273	$11

        The accumulated benefit obligation as of December 31, 2003 for the pension plan and SRP plan was $27,970 and $963, respectively.

        Pension plan assets are invested in listed mutual funds holding equity and fixed income investments. Equity investments within the mutual funds are investments in large, medium and small companies. The fixed income investments within the mutual funds are invested in government securities, mortgage back securities and corporate debt obligations. The mutual funds are valued at fair value based on quoted market values. At December 31, 2003, plan assets are allocated approximately 60% and 40% between equity and fixed income investments, respectively.

        The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations. The Company expects to contribute $3.6 million to the pension plan and $0.1 million to the SRP plan in 2004.

10.    Leases

        At December 31, 2003, the minimum lease commitments under all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year	Total
2004	$3,264
2005	1,642
2006	1,089
2007	527
2008 and thereafter	21

$6,543

        Rental expense amounted to $2,069, $1,626, and $1,592 in 2003, 2002, and 2001 respectively.

11.    Employee Stock Option Plan

        The Company has two stock option plans under which certain officers, employees and members of the board of directors are participants. All stock options are granted at market value.

        For the 1997 Stock Option Plan, the Company authorized the granting of options to management personnel for up to 6,000 shares of the Company's common stock. Certain options granted under the plan vest ratably over a five-year period, while other options have an accelerated vesting feature in which vesting occurs ratably over a five-year period only if certain performance targets are met. If performance targets are not met, those options automatically vest nine years and 11 months from the date of grant. Vested options may be exercised up to ten years from the date of grant.

        For the 2003 Stock Option Plan, the Company authorized the granting of options to management personnel and non-employee directors for up to 2,773 shares of the Company's common stock. Options under the plan vest only if certain performance targets are met as determined by the board of directors. If performance targets are not met, those options automatically vest nine years and 11 months from the date of grant. Vested options may be exercised up to ten years from the date of grant. Information related to the Company's stock option plans are presented as follows:

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	3,227	$1.00	5,275	$1.20	5,525	$1.19
Forfeited	262	1.00	1,198	1.20	400	1.27
Cancelled	—	—	850	1.97	—	—
Granted	1,817	1.00	—	—	150	2.25

Outstanding at end of year	4,782	$1.00	3,227	$1.00	5,275	$1.20

Exercisable at end of year	3,292	$1.00	2,932	$1.00	3,888	$1.12

Reserved for future option grants	3,991		2,773		725

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value method. Under this method, the expected volatility of the Company's common stock is not estimated, as there is no market for the Company's common stock in which to monitor stock price volatility. The calculation of the fair value of the options granted in 2003 and 2001 assumes a risk-free interest rate of 3.00 and 5.00 percent, respectively, an assumed dividend yield of zero, and an expected life of the options of five years. The weighted average fair value of options granted during 2003 and 2001 was $0.14 and $0.54 per share, respectively. The weighted average remaining contractual life of options is 5.22 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' estimated vesting period.

        Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Based on the above assumptions, the Company's pro forma net loss and loss per share incorporating this amortization would not have been materially different from reported amounts during 2003, 2002, and 2001.

12.    Loss per Share

        The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31
	2003	2002	2001
Numerator:
Loss before discontinued operations	$(3,679)	$(5,296)	$(10,244)
Discontinued operations	1,351	—	—

Net loss	$(2,328)	$(5,296)	$(10,244)

Denominator (Weighted average shares):
Basic and diluted	66,935	62,610	51,579

Basic and diluted loss per share:
Loss before discontinued operations	$(0.05)	$(0.08)	$(0.20)
Discontinued operations	0.02	—	—

Net loss	$(0.03)	$(0.08)	$(0.20)

        For 2003, 2002 and 2001, options and/or warrants for 4,950, 4,950 and 6,444 shares, respectively, were excluded from the diluted loss per share calculation because they were anti-dilutive.

13.    Related Party Transactions

        In 2003, the Company paid underwriting fees associated with the additional issuance of Senior Notes to Credit Suisse were approximately $1.9 million, which were recorded in debt issuance costs. As part of the financial commitments made by Credit Suisse during the Lehigh Press Acquisition, the Company also paid approximately $1.4 million to Credit Suisse. Due to the additional issuance of Senior Notes and an amendment to the New Credit Agreement referenced to above, the Company expensed, as special consulting expenses, the $1.4 million in fees for Credit Suisse's financial commitments. The Company believes the amount paid to Credit Suisse in these transactions was no more favorable than an amount it would have paid to independent third parties for the same service. On October 31, 2003, the Subsidiary entered into an amendment of the financial advisory agreement which provided for the waiver of the annual advisory fee of $500,000 to be paid by us to Credit Suisse for the year 2003 and any future years unless otherwise reinstated.

        On November 21, 2003, the Subsidiary entered into an agreement to engage Credit Suisse to act as its exclusive financial advisor with respect to the sale of Lehigh direct. Under the agreement, Credit Suisse assists the Subsidiary in analyzing and evaluating Lehigh Direct, in preparing materials to distribute to potential purchasers, to evaluate potential purchasers and to assist in structuring and negotiating the sale. For its services, Credit Suisse received a transaction fee equal to $1,000,000.

        The Company paid consulting fees to Credit Suisse First Boston Corporation (Credit Suisse) (or its predecessor), an affiliate of the Company's principal stockholder in the Company, of approximately $0.3 million in 2003, $0.4 million in 2002 and $0.3 million in 2001. As part of the financing activity disclosed in Note 7, the Company paid consulting fees associated with formulation of financial strategies to Credit Suisse of approximately $1.0 million in 2002. In addition, the Company paid underwriting fees in 2002 associated with the issuance of the Senior Notes and New Credit Agreement to Credit Suisse of approximately $8.2 million which were recorded in debt issuance costs.

14.    Uhlenhop Agreement

        On June 21, 2002, the Company and Uhlenhop amended his employment agreement, and at that time, the Company paid Uhlenhop a one-time cash payment on an after-tax basis of $1.0 million. The Company recorded an expense, as reflected in selling and administrative expense in 2002, of approximately $1.8 million.

15.    Quarterly Financial Information (Unaudited)

	Quarter
2002
	First	Second	Third	Fourth(1)	Total
Net sales	$82,666	$112,025	$108,054	$76,692	$379,437
Gross profit	9,368	19,872	16,311	12,555	58,106
Net income (loss)	(5,793)	2,268	250	(2,021)	(5,296)
Basic earnings (loss) per share	(0.11)	0.03	—	(0.03)	(0.08)
Diluted earnings (loss) per share	(0.11)	0.03	—	(0.03)	(0.08)
	Quarter
2003
	First	Second	Third	Fourth(2)	Total
Net sales	$93,751	$104,363	$107,180	$71,762	$377,056
Gross profit	15,489	20,724	18,930	8,724	63,867
Net income (loss)	(378)	2,865	(374)	(4,441)	(2,328)
Continuing operations:
Basic earnings (loss) per share	(0.01)	0.05	(0.01)	(0.07)	(0.05)
Diluted earnings (loss) per share	(0.01)	0.04	(0.01)	(0.07)	(0.05)
Discontinued operations:
Basic earnings per share	—	—	—	0.02	0.02
Diluted earnings per share	—	—	—	0.02	0.02
Total:
Basic earnings (loss) per share	(0.01)	0.05	(0.01)	(0.06)	(0.03)
Diluted earnings (loss) per share	(0.01)	0.04	(0.01)	(0.06)	(0.03)

(1)
During the quarter ended December 31, 2002, the Company recorded a $1,000 increase to earnings ($842 net of tax) related to a book-to-physical inventory adjustment on paper inventory. The impact of the adjustment on a basic and diluted basis was $0.01 per share.

(2)
Results include the results of operations of Lehigh Press from October 22, 2003, the date of acquisition.

VON HOFFMANN HOLDINGS INC.

SCHEDULE II—Valuation and Qualifying Accounts

	Year Ended December 31,
	2003	2002	2001
Allowance for doubtful accounts:
Balance, beginning of year	$475	$564	$532
Balance at acquisition date, The Lehigh Press, Inc.	211	—	—
Provisions (reductions) charged to income	150	(100)	100
Uncollectible accounts written off, net of recoveries	(137)	11	(68)

Balance, end of year	$699	$475	$564

Reserve for obsolete inventory:
Balance, beginning of year	$861	$441	$449
Provisions charged to income	183	420	143
Obsolete inventory written off	(301)	—	(151)

Balance, end of year	$743	$861	$441

S-1

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Certificate of Incorporation of Von Hoffmann Corporation and Certificate of Ownership and Merger of Von Hoffmann Graphics, Inc. with and into Von Hoffmann Press, Inc.
3.2(1)	By-Laws of Von Hoffmann Corporation.
3.3(1)	Certificate of Incorporation of Von Hoffmann Holdings Inc. and Certificate of Amendment to the Certificate of Incorporation of Von Hoffmann Corporation.
3.4(1)	By-Laws of Von Hoffmann Holdings Inc.
3.5(1)	Certificate of Incorporation of H&S Graphics, Inc.
3.6(1)	By-Laws of H&S Graphics, Inc.
3.7(1)	Certificate of Incorporation of Precision Offset Printing Company, Inc.
3.8(1)	By-Laws of Precision Offset Printing Company, Inc.
3.9(5)	Articles of Incorporation of The Lehigh Press, Inc.
3.10(5)	By-Laws of The Lehigh Press, Inc.
4.1(1)	Indenture, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10 1/4% Senior Notes due 2009.
4.2(2)	Indenture, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.3(1)	Indenture, dated October 16, 1998 between Holdings and Marine Midland Bank, as Trustee, with respect to the 13.5% Subordinated Exchange Debentures due 2009.
4.4(1)	Form of Senior Notes (included in Exhibit 4.1 hereto).
4.5(2)	Form of Senior Subordinated Notes (included in Exhibit 4.2 hereto).
4.6(1)	Form of Global Exchange Debenture (included in Exhibit 4.3 hereto).
4.7(1)	Registration Rights Agreement, dated March 26, 2002 among Von Hoffmann Corporation, the Guarantors party thereto, Credit Suisse First Boston Corporation and Scotia Capital (USA) Inc.
4.8(1)	Registration Rights Agreement, dated May 22, 1997 among Von Hoffmann Corporation, the Guarantors party thereto and Donaldson, Lufkin & Jenrette Securities Corporation.
4.9(1)	Registration Rights Agreement, dated June 13, 1997 between Von Hoffman Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.
4.10(1)	Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.
4.11(1)
Amendment No. 1, dated November 30, 2000, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.
4.12(1)
Amendment No. 2, dated June 20, 2002, to the Shareholders Agreement, dated May 22, 1997, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P., ZS VH II L.P. and the other shareholders party thereto.

4.13(1)	Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Robert Uhlenhop and the Robert A. Uhlenhop 1998 Irrevocable Trust Dated 1/27/98.
4.14(2)	Stock Purchase Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.
4.15(2)	Stock Purchase Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., ZS VH II L.P. and DLJ Merchant Banking Partners II, L.P.
4.16(2)
Supplemental Indenture, dated January 16, 1998 among Von Hoffmann Corporation, the Bawden Corporation, Bawden Printing, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.17(2)
Second Supplemental Indenture, dated June 2, 1998 among Von Hoffmann Corporation, H&S Graphics, Inc., Preface, Inc. and Marine Midland Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.
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
4.29(5)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the Shareholders of Lehigh Press, Inc. dated September 5, 2003.
4.30(5)	Registration Rights Agreement, dated October 22, 2003 among Von Hoffmann Corporation, the Guarantors party thereto and Credit Suisse First Boston LLC.
4.31(5)	Stock Purchase Agreement, dated October 22, 2003, among Von Hoffmann Holdings Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.
4.32(5)
Fourteenth Supplemental Indenture, dated October 22, 2003 among Von Hoffmann Corporation, The Lehigh Press, the guarantors party thereto and HSBC Bank as trustee with respect to the 10 3/8% Senior Subordinated Notes due 2007.
4.33(5)
First Supplemental Indenture, dated as of December 19, 2002 among Von Hoffmann Corporation, Von Hoffmann Holdings, H&S Graphics, Inc., Precision Offset Printing Company, Inc., and U.S. Bank National Association with respect to the 10 1/4% Senior Notes due 2009.
4.34(5)
Second Supplemental Indenture, dated October 22, 2003 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc., H&S Graphics, Inc., Picture Inc., The Lehigh Press, Inc. and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009.
10.1(1)†	Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Robert Mathews.
10.2(3)†	Employment Agreement, dated as of October 31, 2002, between Gary C. Wetzel and Von Hoffmann Corporation.
10.3(1)†	Employment Agreement, dated January 31, 2002, between Von Hoffmann Corporation and Peter C. Mitchell.
10.4(4)†	Separation Agreement, dated as of November 7, 2002, among Von Hoffmann Holdings Inc. and Von Hoffmann Corporation and Peter C. Mitchell.
10.5(4)†	Amendment No. 1 to the Standard Stock Option Agreement between Von Hoffmann Holdings Inc. and Peter C. Mitchell, dated as of October 31, 2002.
10.6(1)†	Amended and Restated Employment Agreement, dated June 21, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert Uhlenhop.
10.7(4)†	Separation Agreement, dated as of December 6, 2002, among Von Hoffman Holdings Inc., Von Hoffmann Corporation and Robert A. Uhlenhop.
10.8(4)†	Amendment No. 2 to the Special Stock Option Agreement Between Von Hoffmann Corporation and Robert A. Uhlenhop, dated as of January 31, 2002.
10.9(4)†	Amendment No. 3 to the Special Stock Option Agreement Between Von Hoffmann Holdings Inc. and Robert A. Uhlenhop, dated as of June 21, 2002.

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
10.12(1)	Financial Advisory Agreement, dated March 26, 2002, between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.
10.13(2)	Von Hoffmann Corporation 1997 Stock Option Plan.
10.14(4)	Von Hoffmann Holdings Inc. 2003 Stock Option Plan, adopted as of February 10, 2003.
10.15(4)†	Terms of Service of Robert S. Christie as a director of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.
10.16(4)†	Terms of Service of Harold E. Layman as a director of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.
10.17(5)	Executive Employment Agreement dated as of September 5, 2003 by and among Von Hoffmann Corporation and John R. DePaul.
10.18(5)
Amendment No. 2, dated as of October 7, 2003 to Credit Agreement, dated March 26, 2002, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.
10.19(5)	Amendment No. 1 dated as of October 31, 2003 to the Financial Advisory Agreement, dated as of March 26, 2002 between Von Hoffmann Corporation and Credit Suisse First Boston Corporation.
12(6)	Statement regarding calculation of ratio of earnings to fixed charges.
21(6)	Subsidiaries of the Registrants
31.1(6)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2(6)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1(6)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(6)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrants' Registration Statement on Form S-1 (file no. 333-90992), dated June 21, 2002.

(2)
Incorporated by reference to the Registrants' Amendment Number 1 to Registration Statement on Form S-1 (file no. 333-90992), dated August 1, 2002.

(3)
Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q, dated November 12, 2002.

(4)
Incorporated by reference to the Registrants' Annual Report on Form 10-K, dated March 28, 2003.

(5)
Incorporated by reference in the Registrants' Quarterly Report on Form 10-Q, dated November 10, 2003.

(6)
Filed herewith.

†
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
PART II
Von Hoffmann Holdings Inc. and Subsidiaries
Von Hoffmann Holdings Inc. and Subsidiaries
EBITDA Reconciliation
PART III
Summary Compensation Table
Equity Compensation Plan Information
EXHIBIT INDEX
SIGNATURES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (continued) (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) (In thousands)
VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
VON HOFFMANN HOLDINGS INC. SCHEDULE II—Valuation and Qualifying Accounts
EXHIBIT INDEX