Form 10-Q
period 2004-03-31
VON HOFFMANN HOLDINGS INC; VON HOFFMANN CORP
filed 2004-05-12
CIK 1175820, 1175474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number   333-90992

VON HOFFMANN HOLDINGS INC.
VON HOFFMANN CORPORATION*
(Exact name of registrants as specified in their charters)

Delaware	22-1661746
Delaware	43-0633003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1000 Camera Avenue, St. Louis, Missouri 1000 Camera Avenue, St. Louis, Missouri	63126 63126
(Address of principal executive offices)	(Zip Code)

(314) 966-0909
(314) 966-0909
Registrants’ telephone number, including area code

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at May 12, 2004:  83,154,444

*                 Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

FOR THE QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.                                   Consolidated Financial Statements

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	March 31, 2004	March 31, 2003	December 31, 2003
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,558	$2,011	$21,948
Trade accounts receivable, less allowance for doubtful accounts of $693 at March 31, 2004, and $475 at March 31, 2003, and $699 at December 31, 2003	68,519	61,154	48,369
Inventories	30,424	31,836	28,486
Income taxes refundable	1,123	—	3,594
Deferred income taxes	2,871	2,509	2,871
Prepaid expenses	2,940	1,344	2,725
Asset held for sale	58,264	—	59,652
Total current assets	186,699	98,854	167,645

Deferred debt issuance cost, net of accumulated amortization of $6,399 at March 31, 2004, $3,908 at March 31, 2003, and $5,668 at December 31, 2003	11,810	10,578	12,323

Property, plant, and equipment:
Buildings and improvements	49,520	45,907	49,520
Machinery and equipment	239,811	224,315	239,515
Transportation equipment	853	812	853
Furniture and fixtures	7,410	7,006	7,428
	297,594	278,040	297,316
Allowance for depreciation and amortization	187,400	163,178	179,672
	110,194	114,862	117,644
Installation in process	3,813	5,679	2,003
Land	5,719	4,894	5,719
	119,726	125,435	125,366

Goodwill	230,946	189,855	230,946
Other intangibles, net	28,961	—	29,225
	$578,142	$424,722	$565,505

See notes to consolidated unaudited financial statements.

	March 31, 2004	March 31, 2003	December 31, 2003
	(Unaudited)	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$19,691	$16,890	$14,518
Other accrued expenses	15,235	11,799	19,058
Salaries and wages	7,705	5,806	6,938
Taxes, other than income taxes	751	695	393
Income taxes payable	—	86	—
Total current liabilities	43,382	35,276	40,907

Long-term liabilities:
Deferred income taxes	27,887	10,788	28,267
Deferred compensation and pension	10,985	—	11,029
Senior secured credit agreement – revolving loan	38,000	4,100	25,800
Senior debt, including unamortized premium	277,617	215,000	277,749
Senior subordinated notes	100,000	100,000	100,000
Subordinated exchange debentures	42,651	36,989	41,169
Total long-term liabilities	497,140	366,877	484,014

Stockholders’ equity:
Common stock; $0.01 par value per share; 150,000 shares authorized; 91,594 shares issued at March 31, 2004, 71,594 shares at March 31, 2003, and 91,594 shares at December 31, 2003	916	716	916
Additional paid-in capital	106,234	86,434	106,234
Accumulated deficit	(60,519)	(55,618)	(57,568)
Treasury stock; at cost, 8,440 shares at March 31, 2004, March 31, 2003 and at December 31, 2003	(8,470)	(8,470)	(8,470)
Notes receivable from the sale of stock and accrued interest	(541)	(493)	(528)
Total stockholders’ equity	37,620	22,569	40,584

	$578,142	$424,722	$565,505

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Net sales	$108,597	$93,751
Cost of products and services	92,486	78,262
Gross profit	16,111	15,489

Operating expenses:
Selling and administrative expenses	10,116	5,576
Special consulting expenses	45	166
Restructuring charges	570	—
	10,731	5,742
Income from operations	5,380	9,747

Interest income	43	21
Loss on disposal of depreciable assets	(28)	(264)
Interest expense – subsidiary	(10,808)	(8,845)
Interest expense – subordinated exchange debentures	(1,481)	(1,308)
	(12,274)	(10,396)
Loss before income taxes and discontinued operations	(6,894)	(649)

Income tax benefit	(2,068)	(272)
Net loss before discontinued operations	(4,826)	(377)

Discontinued operations, net of taxes	1,875	—
Net loss	$(2,951)	$(377)

Basic and diluted loss per common share:
Loss before discontinued operations	$(0.06)	$(0.01)
Discontinued operations	0.02	—
Net loss	$(0.04)	$(0.01)

Average number of shares outstanding:
Basic	83,154	63,154
Diluted	83,154	63,154

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(2,951)	$(377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,864	5,600
Amortization of debt issuance costs	731	545
Amortization of intangibles	264	—
Amortization of premium on senior notes	(132)	—
Loss on disposal of depreciable assets	28	264
Provision for deferred income taxes	(380)	(613)
Accrued interest on subordinated exchange debentures	1,415	1,241
Accretion of discount on subordinated exchange debentures	67	67
Accrued interest on notes from the sale of stock	(13)	(11)
Changes in operating assets and liabilities:
Trade accounts receivable	(20,150)	(12,013)
Inventories	(1,938)	201
Income taxes refundable/payable	2,471	1,697
Prepaid expenses	(215)	(287)
Asset held for sale	1,388	—
Trade accounts payable	5,173	2,082
Other accrued expenses	(3,823)	(2,198)
Salaries and wages	767	(59)
Taxes, other than income taxes	358	268
Deferred compensation and pension	(44)	—
Net cash used in operating activities	(9,120)	(3,593)

Investing activities
Purchases of property, plant, and equipment	(2,257)	(3,072)
Proceeds from sale of equipment	5	138
Net cash used in investing activities	(2,252)	(2,934)

Financing activities
Net borrowings – revolving loan	12,200	4,100
Payments of debt issuance costs	(218)	—
Net cash provided by financing activities	11,982	4,100
Net increase (decrease) in cash and cash equivalents	610	(2,427)
Cash and cash equivalents at beginning of period	21,948	4,438
Cash and cash equivalents at end of period	$22,558	$2,011

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (the “Company”) (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary to present fairly the results of operations.  These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.  The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Diluted earnings per share for the three-month periods ended March 31, 2004 and March 31, 2003 do not include 4,950 common stock equivalents because they were anti-dilutive.

The Company’s business is subject to seasonal influences; therefore, interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Von Hoffmann Corporation (the “Subsidiary”), and its wholly owned subsidiaries: H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and The Lehigh Press, Inc. On October 22, 2003, the Subsidiary acquired The Lehigh Press, Inc.  Effective January 1, 2004, Preface, Inc. was merged into H & S Graphics, Inc.  Intercompany accounts and transactions have been eliminated.

Income Taxes

The provision for income taxes is computed using the liability method.  Differences between the actual tax rate and statutory tax rate result primarily from the nondeductible portion of interest expense-subordinated exchange debentures.

Employee Stock Options

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  Based on the Company’s calculations, pro forma net income and earnings per share under the fair value method of SFAS No. 123 would not have been materially different from reported amounts for the three months ended March 31, 2004 and 2003.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform with current period presentation.

2.              Inventories

Inventories are priced at cost using the last-in, first-out (LIFO) method that does not exceed market, for the period reported.  The Company does not anticipate a material adjustment to the year-end LIFO reserve and thus, no quarterly LIFO adjustment has been made.

Inventories are comprised of the following amounts:

	March 31, 2004	March 31, 2003	December 31, 2003
Raw Materials	$18,947	$20,598	$16,533
Work In Process	12,719	12,928	13,195
	31,666	33,526	29,728
Less: LIFO Reserve	1,242	1,690	1,242
	$30,424	$31,836	$28,486

3.              Business Combinations

The Lehigh Press, Inc.

On October 22, 2003, the Subsidiary acquired all of the outstanding shares of The Lehigh Press, Inc. (“Lehigh Press”) for approximately $108.3 million (the “Lehigh Press Acquisition”).  Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions.  The acquisition reinforces our market position within the elementary and high school case bound education market as well as furthers our strategy to increase product offerings and capabilities to our customer base.  The Lehigh Press Acquisition was financed by the borrowing of funds under the Subsidiary’s credit facility and cash on hand.

The acquisition was accounted for under the purchase method of accounting in accordance with the SFAS No. 141.  The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the estimates of their respective fair values at the date of the acquisition.

In November 2003, the Subsidiary’s Board of Directors authorized the exploration of a potential sale of Lehigh Direct.  The Subsidiary determined to consider a sale of the Lehigh Direct business because it does not serve our core instructional materials market.  To assist us in the sale of the Lehigh Direct division, Credit Suisse First Boston was engaged in late November 2003.  As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the carrying value of the division’s net assets was adjusted to its fair value less expected costs to sell, amounting to $55.0 million, based on recent internal analysis of similar transactions.  The preliminary valuation recognized for the Lehigh Direct division could change depending on our further analysis of the financial information of Lehigh Direct as well as our further review of current market valuations.

Lehigh Press is in the process of completing its final federal and state tax returns for the tax periods under previous ownership, thus, the allocation of the purchase price is subject to adjustment.  As of March 31, 2004, the Lehigh Press stock purchase agreement required $6.0 million to be placed in escrow for certain potential indemnification clauses under the stock purchase agreement.  The escrow or portions thereof will expire at various dates through April 2005.

On April 27, 2004, the Company announced the closure of Lehigh Press’s premedia operating division, located in Elk Grove Village, Illinois.  The operations will be combined into H & S Graphics, Inc., the Company’s existing premedia operation.  The impact to on-going operations and financial position will not be material.

4.              Asset Held for Sale

As disclosed in Note 3, the Company determined that the Lehigh Direct division of Lehigh Press met the criteria for asset held for sale as outlined by FAS No. 144 at the acquisition date. Accordingly, at the acquisition date, the carrying value of the division’s net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, which was based on internal analysis of recent similar transactions.

From the acquisition date through March 31, 2004, the value of the asset held for sale changed based on the fluctuations in net assets included within the disposal group.  No gain or loss was recognized associated with this change in the net assets of Lehigh Direct, as we believe the valuation of the asset will change accordingly.  The net assets of the Lehigh Direct division consist of the following:

	March 31, 2004	December 31, 2003
Assets:
Current assets	$16,780	$18,430
Property, plant and equipment, net	54,763	54,399
Total assets	71,543	72,829
Liabilities:
Current liabilities	9,156	9,054
Deferred income taxes	4,123	4,123
Total liabilities	13,279	13,177
Asset held for sale	$58,264	$59,652

Within the Statement of Operations, activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of tax provision of $1.1 million. In the first quarter 2004, net sales and pre-tax profit were $22.6 million and $2.9 million, respectively.

5.              Restructuring Charges

On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. (“Precision”) subsidiary.  The remaining operations will be combined into the Pennsauken, NJ-based Lehigh Lithographers (“Litho”) division of The Lehigh Press.  The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

The Company estimates the pre-tax expenses associated with the above closure to total approximately $4.3 million consisting of employee severance ($0.8 million); revision of depreciable assets and salvage value of property, plant and equipment ($2.8 million) and other cash charges ($0.7 million).  In 2003, no expense was recognized associated with restructuring.

During the first quarter of 2004, the Company recognized $2.2 million of restructuring related charges.  Within costs of products and services, we recognized incremental depreciation expense of $1.6 million as a result of the revision of depreciable lives and salvage value of property, plant and equipment not being transferred.  In addition, we recognized $0.5 million and $0.1 million within operating expenses associated with employee severance and other cash charges, respectively.  As of March 31, 2004, a restructuring reserve for severance of $0.5 million remains.

6.     Pension Plan

With the acquisition of Lehigh Press, the Company maintains a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press divisions not otherwise covered by collective bargaining agreements. In addition, the Company maintains an unfunded supplemental retirement plan (SRP plan) for certain key executives of Lehigh Press. The SRP plan no longer has any active participants accruing benefits under the supplemental retirement plan. The plans provide benefits based on years of service and final average compensation. The following table sets forth the components of net periodic benefit cost for the first quarter of 2004:

	Pension Benefits 2004	Other Benefits (SRP) 2004
	(Dollars in Thousands)

Components of net periodic benefit cost:
Service cost	$313	$—
Interest cost	470	15
Expected return on plan assets	(440)	—
Amortization of unrecognized prior service cost	7	—
Net periodic benefit cost	$350	$15

No net periodic benefit cost was incurred for 2003 as Lehigh Press was acquired in October 2003.  The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.  The Company expects to contribute $2.7 million to the pension plan and $0.1 million to the SRP plan in 2004.  No additional discretionary contributions are anticipated to be made in 2004.

Item 2.           Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report.  Certain statements in this section are forward-looking statements.  See “Forward-Looking Statements.”

General

Von Hoffmann Corporation (“Von Hoffmann”) is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. (“Holdings” and together with its subsidiaries, the “Company” or “we”).  We manufacture case-bound and soft-cover instructional materials in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school (“ELHI”) and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services from early design processes to final manufacture and distribution of our products.  We additionally manufacture products sold to the commercial market place where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality.  Our sales of instructional materials, from which we derived 67% of our net sales in 2003, are also affected over the long term by demographic trends in ELHI and college enrollment.

The textbook adoption process, around which ELHI book publishers schedule the timing of new textbook introductions, is typically limited to a small number of disciplines in any state in any given year. Adoptions in core disciplines such as reading, mathematics or science in larger states such as California, Texas or Florida, however, can lead to significant increases in net sales in a given year. Additionally, orders for reprints associated with a textbook awarded through the adoption process can generate significant revenues during the adoption cycle, which can range from four to eight years, depending on the subject matter and the state. Non-adoption, or open territory states, tends to follow the lead provided by adoption states as many new titles are brought to the market in specific response to the adoption schedule.

Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels.  Product demand and our sales in the segments of the commercial market we serve is also sensitive to economic conditions

We experience seasonal market fluctuations in our net sales and production for the educational textbook and commercial markets. State and local textbook purchasing and delivery schedules significantly influence the seasonality of the demand for our products in these areas. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the commercial market tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year.  Consistent with the overall fluctuations of our sales and cash flow from operations, borrowings under our senior credit facility tend to be higher in the first and second quarters of each fiscal year.

Lehigh Press Acquisition

On October 22, 2003, Von Hoffmann acquired all of the outstanding shares of Lehigh Press for approximately $108.3 million (the “Lehigh Press Acquisition”). Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions. We expect to reinforce our market position within the elementary and high school case bound education market as well as further our strategy to increase product offerings and increased capabilities to our customer base. The Lehigh Press Acquisition was financed by the borrowing of funds under our senior credit facility and cash on hand.

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

On April 27, 2004, the Company announced the closure of Lehigh Press’s premedia operating division, located in Elk Grove Village, Illinois.  The operations will be combined into H & S Graphics, Inc., the Company’s existing premedia operation.  The impact to on-going operations and financial position will not be material.

Discontinued Operation – Asset Held for Sale

In November 2003, Von Hoffmann’s Board of Directors authorized the exploration of a potential sale of Lehigh Direct.  We determined to consider a sale of the Lehigh Direct Business because it does not serve our core instructional materials market.  To assist us in the sale of the Lehigh Direct division, we engaged Credit Suisse First Boston in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale as outlined by SFAS No. 144.  Accordingly, at the acquisition date, the carrying value of the division’s net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, which was based on internal analysis of recent similar transactions.

Within the Statement of Operations, activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of tax provision of $1.1 million. In 2004, net sales and pre-tax profit were $22.6 million and $2.9 million, respectively.  We cannot assure you if or when the sale of Lehigh Direct will occur and the terms of any potential sale.  In addition, we may suspend or terminate the potential sale.

Restructuring Activity

On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. (“Precision”) subsidiary. The remaining operations will be combined into the Pennsauken, NJ-based Lehigh Lithographers (“Litho”) division of The Lehigh Press. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

The Company estimates the pre-tax expenses associated with the above closure to total approximately $4.3 million consisting of employee severance ($0.8 million); revision of depreciable assets and salvage value of property, plant and equipment ($2.8 million) and other cash charges ($0.7 million).  In 2003, no expense was recognized associated with restructuring.

During the first quarter of 2004, the Company recognized $2.2 million of restructuring related charges.  Within costs of products and services, we recognized incremental depreciation expense of $1.6 million as a result of the revision of depreciable lives and salvage value of property, plant and equipment not being transferred.  In addition, we recognized $0.5 million and $0.1 million within operating expenses associated with employee severance and other cash charges, respectively.  As of March 31, 2004, a restructuring reserve for severance of $0.5 million remains.

Results of Operations

Our results of operations for the quarter ended March 31, 2004 include the operations of Lehigh Press since the beginning of the period.  No results from operations of Lehigh Press are included for the quarter ended March 31, 2003.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net Sales.  Net sales increased $14.8 million, or 15.8%, to $108.6 million for the quarter ended March 31, 2004, from $93.8 million for the quarter ended March 31, 2003.  Included within net sales for the first quarter of 2004 is approximately $16.5 million of net sales from the Lehigh Press’s educational book components and digital premedia services businesses.  Excluding the Lehigh Press activity from the first quarter of 2004 net sales, net sales decreased $1.7 million in 2004 as compared to the first quarter of 2003.   The Company’s four-color elementary and high school (ELHI) and higher education markets experienced strong performance with 19% and 13% increases, respectively, in the first quarter of 2004.    In addition, the Company’s four-color non-education market continues to show growth with a 60% increase over prior year’s quarter.  However, the one and two-color market segments, both educational and non-educational, demonstrated double-digit decreases of 23% and 24%, respectively.  The decreases in these segments were impacted by strong prior year sales with one-time catalog and ELHI projects as well as reduction in computer market activity.

Cost of Products and Services.  Costs of products and services increased $14.2 million from $78.3 million for the quarter ended March 31, 2003, to $92.5 million for the quarter ended March 31, 2004 reflecting the impact of the Lehigh Press acquisition.  As a percentage of net sales, costs of products and services increased from 83.5% for the quarter ended March 31, 2003, to 85.2% for the quarter ended March 31, 2004.  The increase in costs of products and services as a percentage of net sales primarily represents the impact of increased depreciation expense of approximately $1.6 million in the first quarter of 2004 associated with the revision of depreciable lives and salvage value of property, plant and equipment as part of our Precision restructuring.   After taking into account the above depreciation change, costs of products and services as a percentage of net sales was 83.7%.

Gross Profit.  Gross profit increased $0.6 million, or 4.0%, from $15.5 million for the quarter ended March 31, 2003, to $16.1 million for the quarter ended March 31, 2004.  As a percentage of net sales, gross margin was 14.8% for the first quarter of 2004 as compared to 16.5% for the corresponding period in 2003.  Excluding the incremental depreciation associated with Precision, gross profit as a percentage of net sales was 16.3%.  The comparability in gross margin is the result of the factors discussed above in net sales and costs of products and services.

Operating Expenses.  Operating expenses increased $5.0 million to $10.7 million for the quarter ended March 31, 2004, from $5.7 million for the quarter ended March 31, 2003.  Operating expenses for the first quarter of 2004 included approximately $3.3 million from the inclusion of Lehigh Press.  Excluding Lehigh Press activity, operating expenses increased $1.7 million in the first quarter of 2004 from the comparable period in 2003.  The increase was primarily as a result of approximately $0.6 million for restructuring charges associated with the Precision restructuring activity and approximately $0.8 million of costs associated with an adverse decision rendered against us in a litigation, which decision will not have any on-going material effect on us.

Interest Expense – Subsidiary.  Interest expense – Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $2.0 million, or 22.2%, to $10.8 million for the quarter ended March 31, 2004, from $8.8 million for the quarter ended March 31, 2003.  The increase was primarily attributable to the incremental $60.0 million principal amount of our 10.25% Senior Notes due 2009 (the “Senior Notes”) that were issued in October 2003 and our having $275 million outstanding in the first quarter of 2004 compared to $215 million of Senior Notes outstanding in the first quarter of 2003.  In addition, we had a higher average outstanding balance on the revolving loan in the first quarter of 2004 (i.e. $3.7 million for the first quarter of 2003 compared to $35.4 million for the first quarter of 2004).  The increase was attributable primarily to increased borrowings associated with the Lehigh Press acquisition and interest payment requirements on our Senior Notes.

Interest Expense – Subordinated Exchange Debentures.  Interest expense –Subordinated Exchange Debentures relates to interest on the Holdings 13.5% subordinated exchange debentures due 2009 of Holdings (the “Subordinated Exchange Debentures”).  Interest expense – Subordinated Exchange Debentures increased $0.2 million, or 13.2%, to $1.5 million for the quarter ended March 31, 2004, from $1.3 million for the quarter ended March 31, 2003.  The increase resulted from the interest compounding effect on the accretion of the remaining outstanding Subordinated Exchange Debentures.

Income Tax Benefit. During the first quarter of 2004, we recorded a $2.1 million tax benefit, compared to a $0.3 million benefit for 2003.  The effective tax rate for the first quarter of 2003 was 41.9% as compared to 30.0% in 2004.  The different effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, represent operating results from our asset held for sale, the Lehigh Direct division of Lehigh Press.  The results include the entire first quarter of 2004.  The amount includes a $1.1 million tax provision.

Net loss.  Net loss for the quarter ended March 31 2004, was $3.0 million compared to net loss of $0.4 million for the quarter ended March 31, 2003.  The increase in net loss was primarily attributable to the impact of increased operating expenses and interest expense.

Liquidity and Capital Resources

Cash Used in Operating Activities.  Cash used in operations for the three-month period ended March 31, 2004 was $9.1 million compared to $3.6 million provided for the three-month period ended March 31, 2003.  The increase usage in operating cash flow primarily relates to higher level of accounts receivable at March 31, 2004 as compared to December 31, 2003 resulting from the inclusion of Lehigh Press.  We believe that no material collectibility issues are present with the March 31, 2004 accounts receivable balance.

Cash Used in Investing Activities.  Net cash used in investing activities for the three-month period ended March 31, 2004, was $2.3 million compared to $2.9 million for the three-month period of 2003.  The reduction was primarily driven by reduced capital expenditures.

Cash Provided by Financing Activities.  Net cash provided in financing activities for the three-month period ended March 31, 2004, was $12.0 million compared to $4.1 million for the comparable three-month period of 2003.  In the first quarter of 2003, activity was restricted to revolver borrowings for working capital requirements.  For the comparable period in 2004, such borrowing activity was for working capital requirements and the interest expense payments due on the Senior Notes.

Capital Expenditure Requirements

Capital expenditures for the three months ended March 31, 2004, were $2.3 million compared to $3.1 million for the three months ended March 31, 2003.  These capital expenditures focused on manufacturing efficiencies in order to improve operating performance.  We expect our capital expenditures for 2004 to be approximately $15.0 to $20.0 million, based on a capital expenditure program directed at productivity throughout the entirety of our operations.  We believe that current capacity is adequate in the near term based on anticipated utilization rates.  Accordingly, our focus is directed at capital expenditures that will improve our cost position.

Debt Service Requirements

Our senior credit facility provides for revolving loans of up to $100.0 million. As of March 31, 2004, we had $38.0 million borrowings outstanding under our senior credit facility and had $58.6 million of additional borrowings available under our Senior Credit Facility, after excluding $3.4 million of letters of credit.  The facility is secured by 100% of our capital stock, substantially all of our assets and the assets of our subsidiaries that guarantee our senior credit facility, including accounts receivable, inventory and property, plant and equipment. The facility is subject to a borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets.

Our senior credit facility contains customary covenants and restrictions on our ability to engage in certain activities, including:

•                            incurring debt or liens,

•                            paying dividends or repurchasing our equity securities,

•                            voluntarily prepaying certain indebtedness (including our senior notes and our $100 principal amount of 10 3/8% senior subordinated notes due 2007(“Senior Subordinated Notes”)),

•                            selling assets,

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

We also have $275.0 million aggregate principal amount of Senior Notes (including the $60.0 million of securities offered on October 22, 2003 at 104.75%) and $100.0 million aggregate principal amount of the Senior Subordinated Notes outstanding. As of March 31, 2004, we also had $44.5 million principal amount outstanding (on an accreted basis) of Subordinated Exchange Debentures due 2009. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited by our senior credit facility, interest on the Subordinated Exchange Debentures accretes to principal. Holdings’ obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries’ then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our senior credit facility prohibits the payment of such cash interest.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We believe that the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include our accounting of (a) business combinations; (b) inventories; (c) revenue recognition; (d) property, plant and equipment, (e) goodwill and other intangibles; and (f) pension costs.  Actual results may differ from our estimates.  There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2003 fiscal year end.

Business Combinations

In accordance with SFAS No. 141, Business Combinations (SFAS No. 141), we account for all business combinations using the purchase method. In applying the purchase method, we perform detail analysis which may include use of third party appraisals to recognize and value acquired intangible assets separately from goodwill.

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

Revenue Recognition

The Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 101, we recognize revenue when the products are shipped FOB shipping point, risk of loss transfers or as services are performed as determined by the contractual agreement and collectibility is reasonably assured. Our policy is consistent with industry practices.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property, plant and equipment is reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of property, plant and equipment may not be recoverable. Impairment losses are recognized based on fair value if expected cash flows of the related property, plant and equipment are less than their carrying value. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we no longer amortize goodwill.  The Company performs a formal impairment test of goodwill and indefinite-lived intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company’s three reporting units for purposes of applying the provisions of SFAS No. 142 are: print and bind, prepress services and sheetfed and cover printing.

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

The Company did not recognize any impairment of goodwill and intangible assets for any period presented.  Changes in market condition, poor operating results or combination thereof could result in decline in value thereby potentially requiring an impairment charge in the future.

Pension Costs

With the Lehigh Press Acquisition, we maintain a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press division not otherwise covered by collective bargaining agreements.  We account for this plan under SFAS No. 87, “Employer’s Accounting for Pensions,” which requires us to use three key assumptions when computing estimated annual pension expense.  These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

Of the three key assumptions, only the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed income investments or annuity settlement rates.  The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year.  For the rates of expected return on assets and compensation increases, we use estimates based on experience as well as future expectations.  Due to the long-term nature of pension liabilities, we attempt to choose rates for these assumptions that will have long-term applicability.  Modification of or changes in these assumptions could result in changes in the various items.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.

We are exposed to market risk from changes in interest rates.  At December 31, 2003, we had $25.8 million in outstanding borrowings against our senior credit facility at variable rates.  As of March 31, 2004, we had approximately $38.0 million of borrowings at variable rates.  All of our remaining outstanding long term debt is at fixed interest rates.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

Two customers and their affiliates accounted for approximately 28.1% of 2003 net sales and approximately 17.8% of December 31, 2003 accounts receivable.  For the three months ended March 31, 2004, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable.  The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us.  We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

Item 4.    Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2004.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material lawsuit or proceeding.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 27, 2004, at the Annual Meeting of Shareholders of Holdings, the shareholders of Holdings approved the following matter:

The following persons were elected as directors by the following vote:

	For*	Authority Withheld
David F. Burgstahler	82,710,000	444,444
Robert S. Christie	82,710,000	444,444
Harold E. Layman	82,710,000	444,444
Robert S. Mathews	82,710,000	444,444

* out of a total of 83,154,444 shares eligible to vote

On February 27, 2004, at the Annual Meting of Shareholders of Von Hoffmann, the sole shareholder of Von Hoffmann approved the following matter:

The following persons were unanimously elected as directors - David F. Burgstahler, Robert S. Christie, Harold E. Layman, and Robert S. Mathews.

Item 5.  Other Information

On April 27, 2004, DLJ Merchant Banking II, Inc., the general partner of our controlling shareholders DLJ Merchant Banking Partners II L.P. and affiliated funds, assumed the obligations of Credit Suisse First Boston under the financial advisory agreement that we originally entered into with Credit Suisse First Boston on March 26, 2002.  In connection with such assignment, the term of the financial advisory agreement was reduced to one year and the $500,000 annual payment thereunder was paid to DLJ Merchant Banking II, Inc.

Item 6.                                   Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.20 – Financial Advisory Agreement Assignment, dated April 27, 2004, among Credit Suisse First Boston LLC, DLJ Merchant Banking II, Inc. and Von Hoffmann Corporation.

Exhibit 32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No reports on Form 8-K have been filed during the three-month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004

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

CERTIFICATION

I, Robert S. Mathews, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.

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

4.                                       The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) for the registrants and we have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)                                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.                                       The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls.

Dated: May 12, 2004

/s/ Robert S. Mathews
Name: Robert S. Mathews
Title: Chief Executive Officer

CERTIFICATION

I, Gary Wetzel, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffmann Corporation.

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report.

4.                                       The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) for the registrants and we have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)                                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.                                       The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls.

Date: May 12, 2004
/s/ Gary Wetzel
Name: Gary Wetzel
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.20	Financial Advisory Agreement Assignment, dated April 27, 2004, among Credit Suisse First Boston LLC, DLJ Merchant Banking II, Inc. and Von Hoffmann Corporation.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.